Form 10QSB
period 2007-05-31
Dunn Mining Inc.
filed 2007-09-14
CIK 1383116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended May 31, 2007

[  ]  Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _____________ to _____________

Commission File Number   333-141505

DUNN MINING INC.

 (Exact name of small Business Issuer as specified in its charter)

Nevada	Applied For
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

9867 Okanagan Centre Road
Lake Country, British Columbia, Canada	V4V 2J3
(Address of principal executive offices)	(Postal or Zip Code)

Issuer’s telephone number, including area code:  250-766-0036

None

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

Yes  [   ]   No  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [X]   No  [   ]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,620,000 Shares of $0.001 par value Common Stock outstanding as of September 14, 2007.

DUNN MINING INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

MAY 31, 2007

(Unaudited)

BALANCE SHEET

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

DUNN MINING INC.

(An Exploration Stage Company)

Balance Sheets

(Unaudited)

May 31,
2007
(Unaudited)
Assets

Current Assets
Cash	$ 9,331

Total Assets	$ 9,331

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued liabilities	$ 954

Total Current Liabilities	954

Stockholders’ Equity
Capital stock
Authorized:
75,000,000 common shares with a par value of $0.001
Issued and outstanding:
5,620,000 common shares	5,620
Additional paid-in-capital	19,380
Deficit accumulated during the exploration stage	(16,623)

Total stockholders’ equity	8,377

Total liabilities and stockholders’ equity	$ 9,331

See Accompanying Notes

DUNN MINING INC.

(An Exploration Stage Company)

Statements of Operations

(Unaudited)

	Three Months Ended May 31, 2007	April 4, 2006 (inception) to May 31, 2006	Nine Months Ended May 31, 2007	Cumulative from April 4, 2006 (Inception) to May 31, 2007

Bank charges and interest	$ 43	$ 22	$ 109	$ 151
Filing and transfer agent fees	200	-	200	200
Impairment loss on mineral property costs	-	7,000	-	7,000
Office expenses	-	550	-	648
Professional fees	4,954	-	8,624	8,624

Net loss	$ (5,197)	$ (7,572)	$ (8,933)	$ (16,623)

Loss per share – Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding	5,620,000	5,620,000	5,620,000

See Accompanying Notes

DUNN MINING INC.

(An Exploration Stage Company)

Statements of Cash Flows

(Unaudited)

	Three Months Ended May 31, 2007	April 4, 2006 (inception) to May 31, 2006	Nine Months Ended May 31, 2007	Cumulative from April 4, 2006 (Inception) to May 31, 2007
Cash flows from operating activities
Net loss	$ (5,197)	$ (7,572)	$ (8,933)	$ (16,623)
Adjustments to reconcile net loss to net cash
Accounts payable and accrued liabilities	954	7,572	(6,596)	954

Net cash used in operations	(4,243)	(21)	(15,529)	(15,669)

Cash flows from financing activities
Shares subscribed for cash	-	23,000	-	25,000

Net cash provided by financing activities	-	23,000	-	25,000

Net increase (decrease) in cash	(4,243)	22,979	(15,529)	9,331

Cash beginning	13,574	-	24,860	-

Cash ending	$ 9,331	$ 22,979	$ 9,331	$ 9,331

Supplemental cash flow information:

Cash paid for:

Interest	$ -	$ -	$ -	$ -
Taxes	$ -	$ -	$ -	$ -

See Accompanying Notes

DUNN MINING INC.

(An Exploration Stage Company)

Notes to the Financial Statements

May 31, 2007

(Unaudited)

1.  NATURE AND CONTINUANCE OF OPERATIONS

Dunn Mining Inc. (“the Company”) was incorporated under the laws of State of Nevada, U.S. on April 4, 2006, with an authorized capital of 75,000,000 common shares with a par value of $0.001.  The Company’s year end August 31.  The Company is in the exploration stage of its resource business.  During the period ended August 31, 2006, the Company commenced operations by issuing shares and acquiring a mineral property located in the Province of British Columbia, Canada.  The Company has not yet determined whether this property contains reserves that are economically recoverable.  The recoverability of costs incurred for acquisition and exploration of the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds for the sale thereof..

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Exploration Stage Company

The Company complies with the Financial Accounting Standards Board Statement No. 7, its characterization of the Company as an exploration stage enterprise.

Mineral Interests

The Company has been in the exploration stage since its inception on April 4, 2006 and has not yet realized any revenues from its planned operations.  It is primarily engaged in the acquisition and exploration of mining properties.  Mineral property exploration costs are expensed as incurred.  Mineral property acquisition costs are initially capitalized when incurred using the guidance in the Emerging Issues Task Force (“EITF”) 04-02, Whether Mineral Rights are Tangible or Intangible Assets.  The Company assesses the carrying costs for impairment under SFAS No. 144, Accounting for Impairment or Disposal of Long Lived Assets at each fiscal quarter end.  An impairment is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral property.  Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over its estimated fair value.

When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized.  Such costs will be amortized using the units-of-production method over the estimated life of the probable reserves.  If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period.  Actual results could differ from those estimates.

DUNN MINING INC.

(An Exploration Stage Company)

Notes to the Financial Statements

May 31, 2007

(Unaudited)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign Currency Translation

The financial statements are presented in United States dollars.  In accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Non monetary assets and liabilities are translated at the exchange rates prevailing on the transaction date. Revenue and expenses are translated at average rates of exchange during the year.  Gains or losses resulting from foreign currency transactions are included in results of operations.

Fair Value of Financial Instruments

The carrying value of cash and accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments.  Unless otherwise noted, it is management’s opinion the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Environmental Costs

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate.  Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed.  Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated.  Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts.

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences).  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

At May 31, 2007 a valuation allowance has been recorded to offset the deferred tax asset associated with net operating losses.

Basic and Diluted Loss Per Share

The Company computes loss per share in accordance with SFAS No. 128, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

The Company has no potential dilutive instruments and accordingly basic loss and diluted loss per share are equal.

DUNN MINING INC.

(An Exploration Stage Company)

Notes to the Financial Statements

May 31, 2007

(Unaudited)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-based Compensation

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees”. In January 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment”, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. SFAS No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R. The pro-forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption.

The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the modified prospective approach of SFAS No. 123R for the year ended August 31, 2006. The Company did not record any compensation expense for the period ended May 31, 2007 because there were no stock options outstanding prior to the adoption or at May 31, 2007.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140”, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006.  This adoption of this statement is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

DUNN MINING INC.

(An Exploration Stage Company)

Notes to the Financial Statements

May 31, 2007

(Unaudited)

3.  MINERAL INTERESTS

On May 14, 2006, the Company entered into a mineral property purchase agreement to acquire a 100% interest in one mineral claim located in the Omineca Mining Division, BC for total consideration of $7,000. During the year ended August 31, 2006, the Company determined that the carrying amount of the mineral property was in excess of its estimated fair value and recognized an impairment loss on mineral property costs of $7,000.

The mineral interest is held in trust for the Company by the vendor of the property. Upon request from the Company the title will be recorded in the name of the Company with the appropriate mining recorder.

4.  COMMON STOCK

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of $0.001 per share and no other class of shares is authorized.

During the year ended August 31, 2006, the Company issued 5,620,000 shares of common stock for total cash proceeds of $25,000. At May 31, 2007 there were no outstanding stock options or warrants.

5.  INCOME TAXES

As of May 31, 2007, the Company had net operating loss carry forwards of approximately $16,623 that may be available to reduce future years’ taxable income through 2026. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

6.  GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $16,623 as at May 31, 2007 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

Forward-Looking Statements

This Form 10-QSB includes "forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995.  Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

All statements other than historical facts included in this Form, including without limitation, statements under "Plan of Operation", regarding our financial position, business strategy, and plans and objectives of management for the future operations, are forward-looking statements.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.  Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, market conditions, competition and the ability to successfully complete financing.

Item 2.  Plan of Operation

On May 15, 2006, we entered into an agreement with Mr. Terry Loney of Garson, Ontario, whereby he agreed to sell to us one mineral claim (the “Smoke property”) located approximately 100 kilometers south of Smithers, British Columbia in an area having the potential to contain gold mineralization or deposits.  In order to acquire a 100% interest in these claims, we paid $7,000 to Mr. Loney. During the fiscal year ending August 31, 2007 we obtained a geological summary report prepared by an independent geologist on the Smoke property, and this report provided us with recommendations for additional exploration on the property. We anticipate that the first and second phases of this program will cost approximately $16,450. We have not yet accessed the property to commence the work recommended by the report.

Our plan of operation is to conduct exploration work on the Smoke property in order to ascertain whether it possesses economic quantities of gold.  There can be no assurance that economic mineral deposits or reserves exist on the Smoke property until appropriate exploration work is done and an economic evaluation based on such work concludes that production of minerals from the property is economically feasible.

Even if we complete our proposed exploration programs on the Smoke property and we are successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit.

We anticipate spending the following over the next 12 months on administrative fees:

*         $2,000 on legal fees

*         $8,000 on accounting and audit fees

*         $500 on EDGAR filing fees

*         $6,000 on general administration costs

Total expenditures over the next 12 months are therefore expected to be approximately $32,950.

Our cash reserves are not sufficient to meet our obligations for the next twelve-month period.  As a result, we will need to seek additional funding in the near future.  We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock.  We may also seek to obtain short-term loans from our directors, although no such arrangement has been made.  At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months.  We do not have any arrangements in place for any future equity financing.

We do not expect to earn any revenue from operations until we have either commenced mining operations on the Smoke property or have sold an interest in the property to a third party. Before this occurs, we expect that we will have to complete current recommended exploration on the property, as well as additional exploration recommended by a geologist.

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the small business issuer's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Results of Operations for the Period Ended May 31, 2007

We did not earn any revenues during the three-month period ended May 31, 2007.  We do not anticipate earning revenues unless we enter into commercial production on the Smoke property, which is doubtful.

We incurred operating expenses in the amount of $5,197 for the three-month period ended May 31, 2007. These operating expenses were comprised of bank charges and interest of $43, filing and transfer agent fees of $200, and professional fees of $4,954.

At May 31, 2007, we had total assets of $9,331, consisting entirely of cash, and no liabilities.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.  For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Results of Operations for the Period from April 4, 2006 (inception) to May 31, 2006

No revenues were earned during this period.

During this period we incurred operating expenses in the amount of  $7,572. These operating expenses were comprised of bank charges and interest of $22, an impairment loss on mineral property costs of $7,000, and office expenses of $550.

Results of Operations for the Nine Months Ended May 31, 2007

No revenues were earned during this period.

During this period we incurred operating expenses in the amount of $8,933. These operating expenses were comprised of bank charges and interest of $109, filing and transfer agent fees of $200, an impairment loss on mineral property costs of $7,000,and professional fees of $8,624.

Results of Operations from April 4, 2006 (inception) to May 31, 2006

No revenues were earned during this period.

We incurred operating expenses in the amount of $16,623 during this period. These operating expenses were comprised of bank charges and interest of $151, filing and transfer agent fees of $200, an impairment loss on mineral property costs of $7,000, office expenses of $648, and professional fees of $8,624.

Item 3  Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2007.  This evaluation was conducted by Gregory Paul Byrne, our director, president, chief executive officer, secretary, principal accounting officer and treasurer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met.  Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs.  These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control.  A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon their evaluation of our controls, Gregory Paul Byrne, our director, president, chief executive officer, secretary, principal accounting officer and treasurer, has concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared.  There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceeding.  Management is not aware of any threatened litigation, claims or assessments.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Report on Form 8-K

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

We did not file any current reports on Form 8-K during the period.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 14, 2007

Dunn Mining Inc.

/s/ Gregory Paul Byrne

Gregory Paul Byrne, President