Form 10KSB
period 2007-08-31
Dunn Mining Inc.
filed 2007-11-29
CIK 1383116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

[ X ]                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2007

[    ]               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

Commission file number: 333-141505

Dunn Mining Inc.

(Name of small business issuer in its charter)

Nevada	98-0554790
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

9867 Okanagan Centre Road

Lake Country B.C. V4V 2J3

(Address of principal executive offices)

250-317-8438

Issuer’s telephone number

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which
to be so registered	each class is to be registered

None	None

Securities to be registered pursuant to Section 12(g) of the Act:

Common Stock

(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Yes [X]     No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X]     No [   ]

State issuer’s revenues for its most recent fiscal year:  Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

$81,000 as at November 29, 2007 based on the last sale price of our common stock

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

5,620,000 shares of common stock as at November 29, 2007

2

PART I

ITEM 1:  DESCRIPTION OF BUSINESS

In General

We intend to commence operations as an exploration stage company. We will be engaged in the acquisition and exploration of mineral properties with a view to exploiting any mineral deposits we discover that demonstrate economic feasibility.  We own a 100% interest in one mineral claim known as the Smoke property. There is no assurance that a commercially viable mineral deposit exists on the property.  Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined.

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

Even if we complete our proposed exploration programs on the Smoke property and they are successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit.

Smoke Property Staking and Purchase Agreement

On May 15, 2006, we entered into an agreement with Mr. Terry Loney of Garson, Ontario, whereby he agreed to sell to us one mineral claim located approximately 100 kilometers south of Smithers, British Columbia in an area having the potential to contain gold mineralization or deposits.  In order to acquire a 100% interest in these claims, we paid $7,000 to Mr. Loney.

Description, Location and Access

The Smoke property is 100 km due south of Smithers, B.C., on the southern slopes of Smoke mountain. The geographic centre of the claims is at UTM coordinates 5972500N and 614500E.

Access to the property is by helicopter only. Logging in the vicinity of Nadina Lake gives road access for mobilization purposes as far south as Hill Tout Lake, 15 km east of the claims.

Smoke Mountain is an approximately circular topographic high located on the western edge of the Nechako Plateau near the Coast Mountains. The claims largely cover the rolling upland area of the mountain, but include portions of the steep eastern and southern slopes. The southerly flowing creek that begins in the swamps and meadows of the property steepens to the south and runs through steep to vertical rock cliffs. Elevations range from 1310 to 1676 meters above sea level.

Timber on the property is a mixture of fir, spruce and pine. A large meadow occurs adjacent to the lake and the alpine areas are dotted with small lakes.

Outcrops are abundant above 1525 meters (5,000 f.) elevation, but below that are restricted mainly to creeks. Abundant glacio-fluvial debris up to 15 meters thick covers a large portion of the area below 1525 meters.

The Smoke Claim

The Smoke Mountain property consists of one mineral claim.  A “mineral claim” refers to a specific section of land over which a title holder owns rights to explore the ground and subsurface, and extract minerals.

Claim details are as follows:

Claim Name	Record Number	Expiry Date
Smoke Mountain	539338	August 15, 2008

Exploration History

The property was originally staked by Placer Dome Inc. in 1989 to explore the possibility of gold mineralization peripheral to an existing porphyry showing. A short geological and stream geochemical program was carried out during the 1989 field season, and one old drill hole, drilled by Noranda in the early seventies, was re-sampled. At the conclusion of the 1989 program completion of mapping and prospecting around the porphyry system was recommended.

During the 1990 field season geological mapping, prospecting and re-valuation of old drill core was done. Previously unmapped areas were examined and seven old drill cores, drilled by Noranda, were logged and sampled where mineralization or alteration was present. The 1990 program did not indicate any new or significant mineralization on the property, and it was recommended that the claims should be allowed to lapse.

Geological Assessment Report: Smoke Property

We have obtained a geological summary report on the Smoke Property that was prepared by Ms. Amanda Tremblay, a geologist, of Ottawa, Ontario, Canada. She holds a Bachelor of Science degree in geology, with honors, from Queens University in Kingston, Ontario, Canada. The report discusses the geology of the area surrounding and particular to the Smoke property, and makes a recommendation for further exploration work.

In her report, Ms. Brickner opines that the anomalous gold values in both creek sediment and rock samples from the Smoke property suggest that there may be unrecognized mineralization peripheral to exposed porphyry type showings. She is of the opinion that this data provides enough information to warrant further investigation to confirm the work and showings noted to date.

Conclusions

Ms. Tremblay, the author of the geological report on the Smoke property, believes that the area has potential for gold mineralization.  She is of the opinion, based on the results from previous works, that a new exploration grid should be established to cover the property to provide spatial control for further exploration activities. She recommends that geophysical and geochemical surveying should be carried out, as should geological mapping, prospecting and sampling. She also recommends that stripping, trenching and sampling should be carried out in areas of known mineralization and in areas that are located during the prospecting and mapping of the property. She recommends that whole rock analysis, trace element analysis, and possibly mineralogical studies should accompany all sampling on the property. Once all the geological information is completed, she recommends that a program of diamond drilling should be undertaken to provide an aspect of geological and geochemical information in the third dimension.  She recommends a two phase exploration program consisting firstly of grid establishment, and then prospecting, geological mapping and interpretation, followed secondly by geophysical surveys, and mapping and interpretation, in order to identify targets for future drilling.

A grid is two sets of uniformly spaced parallel lines, intersecting at right angles, by means of which the surface of an area is divided into squares when a checkerboard placement of soil or rock is desired.

Sampling involves taking a sample of surface material which is then analyzed by a lab to test the content of trace elements occurring in nature ie. Copper, lead, zinc, gold, etc.

Trenching involves removing surface soil using a backhoe or bulldozer. Samples are then taken from the bedrock below and analyzed for mineral content.

The geochemical portion of the initial phase program will consist of our consulting geologist gathering chip samples and grab samples from the property. Grab samples are soil samples or pieces of rock that appear to contain precious metals such as gold or silver, or industrial metals such as copper and nickel. All samples gathered will be sent to a laboratory where they are crushed and analyzed for metal content.

Geological mapping involves plotting previous exploration data relating to a property on a map in order to determine the best property locations to conduct subsequent exploration work. Sampling involves gathering rock and soil samples from property areas with the most potential to host economically significant mineralization. All samples gathered will be sent to a laboratory where they are crushed and analyzed for metal content. Prospecting is the analysis of rocks on the property surface with a view to discovering indications of potential mineralization.

Geophysical surveying is the search for mineral deposits by measuring the physical property of near-surface rocks, and looking for unusual responses caused by the presence of mineralization. Electrical, magnetic, gravitational, seismic and radioactive properties are the ones most commonly measured. Geophysical surveys are applied in situations where there is insufficient information obtainable from the property surface to allow informed opinions concerning the property’s merit.

Prospecting involves analyzing rocks on the property surface with a view to discovering indications of potential mineralization.

Mineralization is the accumulation of high concentrations of valuable elements, such as gold, silver, and copper, in rock and soil.

Drilling involves extracting a long cylinder of rock from the ground to determine amounts of metals at different depths. Pieces of rock obtained, known as drill core, are analyzed for mineral content.

Proposed Budget for Phase One

Approximate costs for the first phase of the two phase program are as follows:

Line cutting
(Grid Establishment)
15 km @ $300.00 per km	$4500.00
Prospecting, Geological Mapping, Consultation and Interpretation	1075.00

Total	$5575.00

Proposed Budget for Phase Two

Approximate costs for the second phase of the two phase program are as follows:

Geophysical Surveys
I.P. Survey (Induced Polarization)
15 km @ $525.00 per km	$7875.00
Mapping, Report Writing and Interpretation	3000.00

Total	$10875.00

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Canada generally, and in British Columbia specifically.

Because there will not be any appreciable disturbance to the land during the phase one and two exploration programs on the Smoke claim, we will not have to seek any government approvals prior to conducting exploration, as it is deemed “low-disturbance/low-impact” by the British Columbia Department of Energy, Mines and Petroleum Resources (BCDM).

We will have to sustain the cost of reclamation and environmental mediation for all exploration and development work undertaken.  The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the currently planned work programs. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position in the event a potentially economic deposit is discovered.

If we enter into production, the cost of complying with permit and regulatory environment laws will be greater than in the exploration phases because the impact on the project area is greater.  Permits and regulations will control all aspects of any production program if the project continues to that stage because of the potential impact on the environment. Examples of regulatory requirements include:

-

Water discharge will have to meet water standards;

-

Dust generation will have to be minimal or otherwise re-mediated;

-

Dumping of material on the surface will have to be re-contoured and re-vegetated;

-

An assessment of all material to be left on the surface will need to be environmentally benign;

-

Ground water will have to be monitored for any potential contaminants;

-

The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and

-

There will have to be an impact report of the work on the local fauna and flora.

With respect to the mechanized trenching or drilling – a plan of operation will need to be filed with the BCDM.  This plan will detail the extent, location and amount of surface disturbance for the trenching and/or drilling.  As the amount of trenching and drilling (initially) will be limited the permit should be issued within 30 days.  We will be required to obtain a refundable bond in the amount of $2,000 - $5,000 (depending on the anticipated amount of disturbance).  The bond is to ensure that we reclaim or repair the disturbance caused by the trenching and drilling.  Usually this reclaiming work entails filling in and smoothing the surface at trenching sites, clean up and removal of any work material, and seeding native grass/plants at the sites of any disturbance.

In the event that trees larger than 6 inches in diameter need to be cut down, a permit will need to be obtained from the British Columbia Ministry of Forests.  This usually takes less than 30 days to obtain.  We will try to adjust the areas we work at and trench around larger trees (initially) to avoid any disturbance to larger trees.  If the disturbance to larger trees is unavoidable then a permit to cut will be obtained.  There are nominal costs involved in obtaining the BCDM or Forestry permits (less than $100.00).

Employees

We have no employees as of the date of this annual report other than our sole director.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

Risk Factors

An investment in our common stock involves a high degree of risk.  You should carefully consider the risks described below and the other information in this annual report before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

If we do not obtain additional financing, our business will fail.

Our current operating funds are less than necessary to complete all intended exploration of the Smoke claim, and therefore we will need to obtain additional financing in order to complete our business plan.  We currently do not have any operations and we have no income.

Our business plan calls for significant expenses in connection with the exploration of the Smoke claim.  While we have sufficient funds to conduct a portion of proposed exploration, we will need additional funds to complete all proposed exploration and to exercise the option to purchase the Smoke claim under the purchase agreement.

We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete.  We do not currently have any arrangements for financing and may not be able to find such financing if required.

Because we have only recently commenced business operations, we face a high risk of business failure.

We have only recently commenced exploration on the Smoke claim. Accordingly, we have no way to evaluate the likelihood that our business will be successful.  We were incorporated on April 4, 2006 and to date have been involved primarily in organizational activities, the acquisition of an interest in the Smoke claim and preliminary exploration on the property.  We have not earned any revenues as of the date of this annual report. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

]Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues.  We therefore expect to incur significant losses into the foreseeable future.  We recognize that if we are unable to generate significant revenues from development of the Smoke property and the production of minerals from the claim, we will not be able to earn profits or continue operations.

There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

Because of the speculative nature of exploration of mining properties, there is a substantial risk that our business will fail.

The search for valuable minerals as a business is extremely risky. The likelihood of our mineral claim containing economic mineralization or reserves of gold is extremely remote.  Exploration for minerals is a speculative venture necessarily involving substantial risk.  In all probability, the Smoke claim does not contain any reserves and funds that we spend on exploration will be lost.  As well, problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

Because our continuation as a going concern is in doubt, we will be forced to cease business operations unless we can generate profit in the future.

The report of our independent accountant to our audited financial statements for the period ended August 31, 2007 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Such factors identified in the report are that we have no source of revenue and our dependence upon obtaining adequate financing. If we are not able to continue as a going concern, it is likely investors will lose all of their investment.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages, which could hurt our financial position and possibly result in the failure of our business.

The search for valuable minerals involves numerous hazards.  As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure.  The payment of such liabilities may have a material adverse effect on our financial position.

Even if we discover commercial reserves of precious metals on the Smoke claim, we may not be able to successfully commence commercial production unless we receive additional funds, of which there is no guarantee.

The Smoke claim does not contain any known bodies of mineralization. If our exploration programs are successful in establishing gold of commercial tonnage and grade, we will require additional funds in order to place the Smoke claim into commercial production.  We may not be able to obtain such financing.

Because our sole director owns 71.17% of our outstanding common stock, he could make and control corporate decisions that may be disadvantageous to other minority shareholders.

Our director owns approximately 71.17% of the outstanding shares of our common stock.  Accordingly, he will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations, and the sale of all or substantially all of our assets.  He will also have the power to prevent or cause a change in control. The interests of our director may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

Because our president has other business interests, he may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

Our president, Mr. Gregory Paul Byrne, intends to devote approximately 20% of his business time, providing his services to us.  While Mr. Byrne presently possesses adequate time to attend to our interests, it is possible that the demands on Mr. Byrne from his other obligations could increase with the result that he would no longer be able to devote sufficient time to the management of our business.

Because our sole director has no technical experience in mineral exploration, our business has a higher risk of failure.

Our sole director has no technical training in the field of geology and specifically in the areas of exploring for, starting and operating a mine. As a result, we may not be able to recognize and take advantage of potential acquisition and exploration opportunities in the sector without the aid of qualified geological consultants.  As well, with no direct training or experience, our management may not be fully aware of the specific requirements related to working in this industry.  His decisions and choices may not be well thought out and our operations, earnings and ultimate financial success may suffer irreparable harm as a result.

A purchaser is purchasing penny stock which limits his or her ability to sell the stock.

Our shares of common stock constitute penny stock under the Exchange Act.  The shares will remain penny stock for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, thus limiting investment liquidity. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in our company will be subject to rules 15g-1 through 15g-10 of the Exchange Act.  Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

Forward-Looking Statements

This annual report contains forward-looking statements that involve risks and uncertainties.  We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements.  You should not place too much reliance on these forward-looking statements.  Our actual results may differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the “Risk Factors” section and elsewhere in this annual report.

ITEM 2:  DESCRIPTION OF PROPERTY

We own a 100% interest in the mineral claim comprising the Smoke property.  We purchased this claim from Terry Loney of Garson, Ontario for a cash payment of $7,000.  We do not own any real property interest in any other property.

ITEM 3:  LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us. Our address for service of process in Nevada is 2470 St. Rose Pkwy, Suite 304, Henderson, Nevada, 89074.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our shares of common stock are quoted for trading on the OTC Bulletin Board under symbol “DUNM”.  However, there have not been any trades in our stock through the facilities of the OTC Bulletin Board since our initial quotation on October 17, 2007.

We have 26 shareholders of record as at the date of this annual report.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.

we would not be able to pay our debts as they become due in the usual course of business; or

2.

our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Our plan of operation for the twelve months following the date of this prospectus is to complete the recommended phase one and two exploration programs on the Smoke property consisting of geological mapping, sampling and prospecting, followed by geological surveys. We anticipate that the program will cost approximately $16,450.00.

In the next 12 months, we also anticipate spending an additional $15,000 on professional fees and administrative expenses, including fees payable in connection with the filing of this registration statement and complying with reporting obligations.

Total expenditures over the next 12 months are therefore expected to be approximately $31,450.00.

Our cash reserves are not sufficient to meet our obligations for the next twelve-month period.  As a result, we will need to seek additional funding in the near future.  We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock.  We may also seek to obtain short-term loans from our director, although no such arrangement has been made.  At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our director to meet our obligations over the next twelve months.  We do not have any arrangements in place for any future equity financing.

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

Results Of Operations For The Fiscal Year Ended August 31, 2007

We did not earn any revenues during the fiscal year ended August 31, 2007. We do not anticipate earning revenues unless we enter into commercial production on the Smoke property, which is doubtful.  We can provide no assurance that we will discover economic mineralization on the property, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $14,663 in the fiscal year ended August 31, 2007 as compared to expenses of $7,690 in fiscal 2006.  These operating expenses were comprised of bank charges and interest costs of $132, filing and transfer agent fees of $5,430, and professional fees of $9,101. At August 31, 2007, our assets consisted of $3,174 in cash.  At the same date, our liabilities consisted of $527.

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

ITEM 7:  FINANCIAL STATEMENTS

DUNN MINING, INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

AUGUST 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS’ DEFICIT

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

Dunn Mining Inc.

(An Exploration Stage Company)

Las Vegas, Nevada

Report of Independent Registered Accounting Firm

We have audited the accompanying balance sheet of Dunn Mining Inc. (An Exploration Stage Company) as of August 31, 2007, and the related statements of operations, stockholders’ equity and cash flows for the year ended August 31, 2007 and for the period from the date of inception (April 4, 2006) to August 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used, significant estimates made by management and evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material aspects, the financial position of Dunn Mining Inc. (An Exploration Stage Company) as of August 31, 2007, and the results of its operations and cash flows for the year ended August 31, 2007 and for the period from date of inception (April 4, 2006) to August 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Dunn Mining Inc. (An Exploration Stage Company) will continue as a going concern.  As discussed in Note 5 to the financial statements, the Company has incurred losses since inception and has not yet been successful in establishing profitable operations, raising substantial doubt about its ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Madsen & Associates CPA’s, Inc.

November 28, 2007

Salt Lake City, Utah

Dunn Mining Inc.

(An Exploration Stage Company)

Balance Sheet

August 31, 2007

ASSETS
Current Assets:
Cash and cash equivalents	$3,174
Total Assets	3,174

LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities:
Accrued Liabilities	$527
Total Liabilities	527

Stockholders' Equity:
Common Stock, $.001 par value;
authorized 75,000,000 shares; 5,620,000 shares issued
and outstanding	5,620
Additional Paid-In Capital	19,380
Deficit Accumulated during Exploration Stage	(22,353)
Total Stockholders' Equity	2,647

Total Liabilities and Stockholders' Equity	$3,174

See accompanying notes to the financial statements

Dunn Mining Inc.

(An Exploration Stage Company)

Statements of Operations

			Cumulative
		From inception	from inception
	Year ended	(April 4, 2006) to	(April 4, 2006)
	August 31,	August 31,	to August 31,
	2007	2006	2007

Revenues		$-	$-

Operating Expenses:
Impairment loss on mineral property		7,000	7,000
Office Expenses	132	648	780
General and Administrative	14,531	42	14,573
Total Operating Expenses	14,663	7,690	22,353

Net Income	$(14,663)	$(7,690)	$(22,353)

Earnings per share:

Weighted Average Shares Outstanding	5,620,000	5,326,000

Basic and Diluted	$(0.00)	$(0.00)

See accompanying notes to the financial statements

Dunn Mining Inc.

(An Exploration Stage Company)

Statements of Cash Flows

			Cumulative
		From inception	from inception
	Year ended	(April 4, 2006) to	(April 4, 2006)
	August 31,	August 31,	to August 31,
	2007	2006	2007
Cash Flows from Operating Activities:

Net Income	$(14,663)	$(7,690)	$(22,353)

Adjustments to reconcile net income to net cash
provided by operating activities:
Changes in assets and liabilties:
Accrued Liabilities	$(7,023)	$7,550	$527

Net cash used by Operating Activities	(21,686)	(140)	(21,826)

Cash Flows from Investing Activities:		-	-

Cash Flows from Financing Activities:
Stock issued for Cash	$-	$25,000	$25,000

Net cash provided by Financing Activities	-	25,000	25,000

Net Increase (Decrease) in Cash	(21,686)	24,860	3,174

Cash at Beginning of Period	24,860	-	-

Cash at End of Period	$3,174	$24,860	$3,174

See accompanying notes to the financial statements

Dunn Mining Inc.

(An Exploration Stage Company)

Statements of Stockholders’ Equity

For the period from inception (April 4, 20006) to August 31, 2007

				Deficit
				Accumulated
	Common Stock		Additional	During
	Common Stock	Common Stock	Paid-In	Exploration	Total
	Shares	Amount	Capital	Stage	Equity

BALANCE - April 4, 2006	-	-	-	-	-

Common Stock issued for cash
April 28, 2006 - valued at $.001	4,000,000	4,000	-	-	4,000
Common Stock issued for cash
April 29, 2006 - valued at $.01	150,000	150	1,350		1,500
Common Stock issued for cash
May 5, 2006 - valued at $.01	850,000	850	7,650		8,500
Common Stock issued for cash
May 8, 2006 - valued at $.01	300,000	300	2,700		3,000
Common Stock issued for cash
May 11, 2006 - valued at $.01	200,000	200	1,800		2,000
Common Stock issued for cash
May 15, 2006 - valued at $.05	20,000	20	980		1,000
Common Stock issued for cash
May 16, 2006 - valued at $.05	60,000	60	2,940		3,000
Common Stock issued for cash
May 19, 2006 - valued at $.05	40,000	40	1,960		2,000

Net (loss)	-	-	-	(7,690)	(7,690)

BALANCE - August 31, 2006	5,620,000	5,620	19,380	(7,690)	17,310

Net (loss)				(14,663)	(14,663)

BALANCE - August 31, 2007	5,620,000	5,620	19,380	(22,353)	2,647

See accompanying notes to the financial statements

Dunn Mining Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

August 31, 2007

1. HISTORY

Dunn Mining Inc. (the Company) was incorporated under the laws of the State of Nevada, U.S. on April 4, 2006. The Company’s fiscal year end is August 31.

During the year ended August 31, 2006, the Company commenced operations by issuing shares and acquiring a mineral interest located in the Province of British Columbia, Canada. The Company has not yet determined whether this property contains reserves that are economically recoverable.

The Company is an exploration stage company as defined in Statement on Financial Accounting Standard No. 7 (SFAS 7) (Accounting and Reporting by Development Stage Companies). Further, as a “reporting company” pursuant to the Securities Exchange Act of 1934, as amended, the Company’s financial reports include the information required by provisions of Regulation S-X under that Act, and specifically Industry Guide 7 therein, applicable to the companies engaged in mineral exploration and development.

2.  SIGNIFICANT ACCOUNTING POLICIES

(a)

Accounting Methods and Basis of Presentation

The Company recognizes income and expense based on the accrual method of accounting. The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

(b)

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

(a)

Mineral Property Costs

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

Dunn Mining Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

August 31, 2007

2.  SIGNIFICANT ACCOUNTING POLICIES (continued)

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

(b)

Basic and Diluted Net Loss Per Share

Basic net loss per share amounts are computed based on the weighted average number of shares actively outstanding in accordance with SFAS 128 “Earnings Per Share.”  Diluted net loss per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidultive and then only the basic per share amounts are shown in the report. As of August 31, 2007, the Company had no common stock equivalents outstanding.

(c)

Income Taxes

The Company utilizes the liability method of accounting for income taxes.  Under the liability method, deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse.  An allowance against deferred tax assets is recognized when it is more likely than not, that such tax benefit will not be realized. On August 31, 2007, the Company had a net operating loss to be carried forward in the amount of $22,353. The tax benefit of approximately $7,800 has been fully offset by a valuation reserve because the use of the future benefit is doubtful since the Company has not generated taxable income since inception. The net operating loss expires starting in 2026.

(d)

Fair Value of Financial Instruments

The carrying value of cash and accrued liabilities approximates their fair value because of the short maturity of these instruments.  Unless otherwise noted, it is management’s opinion the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Dunn Mining Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

August 31, 2007

2.  SIGNIFICANT ACCOUNTING POLICIES (continued)

(e)

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

(f)

Stock Based Compensation

The Company accounts for stock based compensation using SFAS 123R. The Company adopted the modified prospective approach of SFAS No. 123R for the year ended August 31, 2006. For the year ended August 31, 2007 the Company did not record any compensation expense as no stock based awards were issued or outstanding.

(g)

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent account pronouncements will have a material effect on its financial statements.

(h)

Revenue Recognition

Revenue will be recognized on the sale and delivery of a product or the completion of a service provided.

(i)

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. As of August 31, 2007 and 2006, the Company had no cash equivalents.

(j)

Concentration of Credit Risk

The Company does not have any concentration of credit risk.

(k)

Reclassifications

Certain reclassifications have been made in the financial statements to conform to current year presentation.

Dunn Mining Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

August 31, 2007

3.  MINERAL INTERESTS

On May 14, 2006, the Company entered into a mineral property purchase agreement to acquire a 100% interest in one mineral claim located in the Omineca Mining Division, BC, for total consideration of $7,000. This agreement was subsequently executed upon payment. During the year ended August 31, 2006, the Company determined that the carrying amount of the mineral property was in excess of its estimated fair value and recognized an impairment loss on mineral property costs of $7,000.

4.  COMMON STOCK

The Company has authorized 75,000,000 shares of common stock with a par value of $.001 per share. During the year ended August 31, 2006, the Company issued 5,620,000 shares of common stock for total cash proceeds of $25,000.

5.  GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $22,353 as at August 31, 2007 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with cash on hand, loans from directors, and/or private placement of common stock.

ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2007 fiscal year. This evaluation was conducted by our chief executive officer and principal accounting officer.

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

Conclusions

Based upon their evaluation of our controls, the chief executive officer and principal accounting officer has concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared.  There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Our executive officers and director and their age as of the date of this annual report is as follows:

Name of Director	Age
Gregory Paul Byrne	45

Executive Officer:

Name of Officer	Age	Office
Gregory Paul Byrne	45	President, CEO,
		Secretary, and Director

Linda Louise Carr	37	Treasurer

Biographical Information

Set forth below is a brief description of the background and business experience of our executive officers and director for the past five years.

Mr. Gregory Paul Byrne has acted as our President, Chief Executive Officer, Secretary, Treasurer (until August 15, 2007), Principal Accounting Officer and as a director since our incorporation on April 4, 2006.  Since April, 2006 he has been the owner operator of R & G Mechanical Contractors Ltd., a plumbing and heating contractor located in Lake Country, B.C. From May, 2004 until April, 2006 he was employed as a supervisor by Combined Mechanical Contractors Ltd., a plumbing and heating contractor located in Vernon, B.C.. From November, 2003 until April, 2004 he was employed as a supervisor by Richardson Mechanical Ltd., a plumbing and heating contractor located in Kelowna, B.C. From September, 2003 until October, 2003 he was employed as a plumber/gas fitter by Bry-Mac Mechanical Ltd., a plumbing and heating contractor located in Vernon, B.C. From July, 2000 until September, 2003 he was employed as an owner/office manager by B.C. Oilfields Ltd., an oil field equipment supply firm located in Vernon, B.C.

Mr. Byrne does not have any professional training or technical credentials in the exploration, development and operation of mines.

Mr. Byrne intends to devote 20% of his business time per week to our affairs.

Ms. Carr has acted as our Treasurer since August 15, 2007. Since March, 2005 she was employed by The Pacific Northwest Herb Corporation of Vernon, British Columbia as a mechanic. Prior to that time she was employed as an apprentice mechanic by Cherryville Auto Salvage of Lumby, British Columbia.

Ms. Carr does not have any professional training or technical credentials in the exploration, development and operation of mines.

Ms. Carr intends to devote 5% of her business time per week to our affairs.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  Our officers are appointed by the board of directors and will hold office until removed by the board.

Significant Employees

We have no significant employees other than the officer and director described above.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended August 31, 2007 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

	Number	Transactions	Known Failures
	Of Late	Not Timely	To File a
Name and principal position	Reports	Reported	Required Form

Gregory Paul Byrne	1	1	0
(President CEO and director)

ITEM 10:  EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal years ended August 31, 2007 and August 31, 2006

Annual Compensation

							Nonqualified
						Non-Equity	Deferred
Name and				Stock	Option	Incentive Plan	Compensation	All Other
Principal Position	Year	Salary	Bonus	Awards	Awards	Compensation	on Earnings	Compensation	Total

Gregory Byrne	2006	$0	$0	None	None	None	None	None	$0
(President)
	2007	$0	$0	None	None	None	None	None	$0

Stock Option Grants

We have not granted any stock options to the executive officer since our inception.

Consulting Agreements

We do not have any employment or consulting agreement with Mr. Byrne. We do not pay him any amount for acting as a director.

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of the date of this annual report, and by the officers and director, individually and as a group.  Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Common stock	Gregory Paul Byrne 9867 Okanagan Centre Road Lake Country B.C. V4V 2J3	4,000,000	71.17%
Common stock	Linda Louise Carr B5-59 North Fork Road Cherryville, BC V0E 2G3	20,000	0.36%
Common stock	All officers and directors as a group consisting of one person	4,000,000	71.53%

The percent of class is based on 5,620,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

  *  Any of our directors or officers;

  *  Any person proposed as a nominee for election as a director;

  *  Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;

  *  Our promoter, Gregory Paul Byrne; or

  *  Any member of the immediate family of any of the foregoing  persons.

ITEM 13:  EXHIBITS AND REPORTS

Exhibits

Exhibit
Number	Description

3.1*	Articles of Incorporation
3.2*	Bylaws
5.1*	Legal opinion with consent to use
10.1*	Mineral Property Purchase Agreement dated May 15, 2006
23.1*	Consent of Madsen & Associates, Certified Public Accountants
23.2*	Consent of Geological Consultant
99.1*	Claims Location Map

*  filed as an exhibit to our registration statement on Form SB-2/A dated June 20, 2007.

Reports on Form 8-K

We did not file any reports on Form 8-K during the last fiscal quarter of 2007.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountant, Madsen & Associates, Certified Public Accountants, rendered invoices to us during the fiscal periods indicated for the following fees and services:

	Fiscal year ended	Fiscal year ended
	August 31, 2007	August 31, 2006

Audit fees	$2,875	Nil
Audit-related fees	Nil	Nil
Tax fees	Nil	Nil
All other fees	Nil	Nil

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements, the review of the financial statements included in each of our quarterly reports on Form 10-QSB.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants.  These services may include audit services, audit-related services, tax services and other services.  Under our audit committee’s policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations.  In addition, we may also pre-approve particular services on a case-by-case basis.  We approved all services that our independent accountants provided to us in the past two fiscal years.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dunn Mining Inc.

By:

/s/ Gregory Paul Byrne

Gregory Paul Byrne

President, CEO & Director

Date: November 29, 2007

By:

/s/ Linda Louise Carr

Linda Louise Carr

Treasurer

Date: November 29, 2007

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:

/s/ Gregory Paul Byrne

Gregory Paul Byrne

President, CEO & Director

Date: November 29, 2007

By:

/s/ Linda Louise Carr

Linda Louise Carr

Treasurer

Date: November 29, 2007