Form 10QSB
period 2007-11-30
Dunn Mining Inc.
filed 2008-01-11
CIK 1383116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended November 30, 2007

[   ]  Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ___________ to ____________

Commission File Number   333-141505

DUNN MINING INC.
(Exact name of small Business Issuer as specified in its charter)

Nevada	98-0554790
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

9867 Okanagan Centre Road
Lake Country, British Columbia, Canada	V4V 2J3
(Address of principal executive offices)	(Postal or Zip Code)

Issuer’s telephone number, including area code:	250-766-0036

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,620,000 Shares of $0.001 par value Common Stock outstanding as of January 11, 2008.

DUNN MINING INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

NOVEMBER 30, 2007

(UNAUDITED)

BALANCE SHEET

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

DUNN MINING INC.

(An Exploration Stage Company)

Balance Sheets

Assets

	November 30, 2007	August 31, 2007
	(Unaudited)	(Audited)

Current Assets

Cash	$3,022	$3,174

Total Assets	3,022	3,174

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued liabilities	12,155	527
Loans from related party	4,200	-

Total Current Liabilities	16,355	527

Stockholders’ Equity
Capital stock
Authorized: 75,000,000 common shares with a par value of $0.001
Issued and outstanding:
5,620,000 common shares	5,620	5,620
Additional paid-in-capital	19,380	19,380
Deficit accumulated during the exploration stage	(38,333)	(22,353)

Total stockholders’ equity	(13,333)	2,647
Total liabilities and stockholders’ equity	$3,022	$3,174

See Accompanying Notes to the Financial Statements

DUNN MINING INC.

(An Exploration Stage Company)

Statements of Operations

(Unaudited)

	Three Months Ended November 30, 2007	Three Months Ended November 30, 2006	Cumulative from April 4, 2006 (Inception) to November 30, 2007

Bank charges and interest	$ 97	$ 21	$ 271
Filing and transfer agent fees	12,333	-	17,763
Impairment loss on mineral property costs	-	-	7,000
Office expenses	-	-	648
Professional fees	3,550	1,500	12,651

Net loss	$ (15,980)	$ (1,521)	$ (38,333)

Loss per share - Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding	5,620,000	5,620,000

See Accompanying Notes to the Financial Statements

DUNN MINING INC.

(An Exploration Stage Company)

Statements of Cash Flows

(Unaudited)

	Three Months Ended November 30, 2007	Three Months Ended November 30, 2006	Cumulative from April 4, 2006 (Inception) to November 30, 2007

Cash flows from operating activities
Net loss	$ (15,980)	$ (1,521)	$ (38,333)
Adjustments to reconcile net loss to net cash used in operations:
Accounts payable and accrued liabilities	11,628	(7,550)	12,155

Net cash used in operations	(4,352)	(9,071)	(26,178)

Cash flows from financing activities
Loans from related party	4,200	-	4,200
Shares subscribed for cash	-	-	25,000

Net cash provided by financing activities	-	-	29,200

Net increase (decrease) in cash	(152)	(9,071)	3,022

Cash beginning	3,174	24,860	-

Cash ending	$ 3,022	$ 15,789	$ 3,022

Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -	$ -
Taxes	$ -	$ -	$ -

See Accompanying Notes to the Financial Statements

DUNN MINING INC.

(An Exploration Stage Company)

Notes To The Financial Statements

November 30, 2007

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

The accompanying unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements included in the report on Form SB-2 of Dunn Mining Inc. for the year ended August 31, 2007. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended November 30, 2007 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, these financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended August 31, 2007 included in the Company’s report on Form SB-2.

Exploration Stage Company

The Company complies with the Financial Accounting Standards Board Statement No. 7, its characterization of the Company as an exploration stage enterprise.

DUNN MINING INC.

(An Exploration Stage Company)

Notes To The Financial Statements

November 30, 2007

(Unaudited)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

DUNN MINING INC.

(An Exploration Stage Company)

Notes To The Financial Statements

November 30, 2007

(Unaudited)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

At November 30, 2007 a valuation allowance has been recorded to offset the deferred tax asset associated with net operating losses.

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

DUNN MINING INC.

(An Exploration Stage Company)

Notes To The Financial Statements

November 30, 2007

(Unaudited)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

The Financial Accounting Standards Board has issued Statements 157, 158, 159, 141(R), and 160, with effective dates subsequent to November 30, 2007. The Company will adopt these standards on the respective dates required by those standards. The Company does not expect that the adoption of these standards will have a material impact on the financial statements.

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

During the year ended August 31, 2006, the Company issued 5,620,000 shares of common stock for total cash proceeds of $25,000. At November 30, 2007 there were no outstanding stock options or warrants.

5.  INCOME TAXES

As of November 30, 2007, the Company had net operating loss carry forwards of approximately $38,333 that may be available to reduce future years’ taxable income through 2027. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

DUNN MINING INC.

(An Exploration Stage Company)

Notes To The Financial Statements

November 30, 2007

(Unaudited)

6.  GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $38,333 as at November 30, 2007 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

7.  LOANS FROM RELATED PARTY

During the period ended November 30, 2007, a Director of the Company has loaned $4,200 to the Company, bearing no interest and payable on demand.

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

We anticipate spending the following over the next 12 months on administrative fees:

*         $1,000 on legal fees

*         $8,000 on accounting and audit fees

*         $300 on EDGAR filing fees

*         $1,000 on general administration costs

Total expenditures over the next 12 months are therefore expected to be approximately $26,750.

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

Results of Operations for the Three Month Period Ended November 30, 2007

We did not earn any revenues during the three-month period ended November 30, 2007.  We do not anticipate earning revenues unless we enter into commercial production on the Smoke property, which is doubtful.

We incurred operating expenses in the amount of $15,980 for the three-month period ended November 30, 2007. These operating expenses were comprised of bank charges and interest of $97, filing and transfer agent fees of $12,333, and professional fees of $3,550.

At November 30, 2007, we had total assets of $3,022, consisting entirely of cash, and total liabilities of $16,355, consisting of accounts payable and accrued liabilities of $12,155 and loans from related party of $4,200.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.  For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Results of Operations for the Three Month Period Ended November 30, 2006

We did not earn any revenues during the three-month period ended November 30, 2006.

We incurred operating expenses in the amount of $1,521 for the three-month period ended November 30, 2006. These operating expenses were comprised of bank charges and interest of $21, and professional fees of $1,500.

Results of Operations for the Period from April 4, 2006 (inception) to November 30, 2007

No revenues were earned during this period.

During this period we incurred operating expenses in the amount of  $38,333. These operating expenses were comprised of bank charges and interest of $271, an impairment loss on mineral property costs of $7,000, filing and transfer agent fees of $17,763, professional fees of $12,651, and office expenses of $648.

Item 3 Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2007.  This evaluation was conducted by Gregory Paul Byrne, our director, president, chief executive officer, secretary, principal accounting officer and treasurer.

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

PART II - OTHER INFORMATION

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

January 11, 2008

Dunn Mining Inc.

/s/ Gregory Paul Byrne

Gregory Paul Byrne, President