Form 10QSB
period 2008-02-29
Dunn Mining Inc.
filed 2008-04-14
CIK 1383116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended February 29, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,620,000 Shares of $0.001 par value Common Stock outstanding as of April 14, 2008.

DUNN MINING INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

FEBRUARY 29, 2008

(UNAUDITED)

BALANCE SHEET

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

DUNN MINING INC.

(An Exploration Stage Company)

Balance Sheets

	February 29, 2008	August 31, 2007
	(Unaudited)	(Audited)

Current Assets
Cash	$1,636	$3,174

Total Assets	1,636	3,174

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued liabilities	481	527
Loans from related party	18,265	-

Total Current Liabilities	18,746	527

Stockholders’ Equity
Capital stock
Authorized: 75,000,000 common shares with a par value of $0.001
Issued and outstanding:
5,620,000 common shares	5,620	5,620
Additional paid-in-capital	19,380	19,380
Deficit accumulated during the exploration stage	(42,110)	(22,353)

Total stockholders’ equity	(17,110)	2,647

Total liabilities and stockholders’ equity	$1,636	$3,174

- See Accompanying Notes -

DUNN MINING INC.

(An Exploration Stage Company)

Statements of Operations

(Unaudited)

	Three Months Ended February 28, 2007	Three Months Ended February 29, 2008	Six Months Ended February 28, 2007	Six Months Ended February 29, 2008	Cumulative from April 4, 2006 (Inception) to February 29, 2008

Bank charges and interest	$ 45	$ 27	$ 66	$ 124	$ 298
Filing and transfer agent fees	-	-	-	12,333	17,763
Impairment loss on mineral property costs	-	-	-	-	7,000
Office expenses	-	-	-	-	648
Professional fees	2,170	3,750	3,670	7,300	16,401

Net loss	$ (2,215)	$ (3,777)	$ (3,736)	$ (19,757)	$ (42,110)

Loss per share – Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding	5,620,000	5,620,000	5,620,000	5,620,000

- See Accompanying Notes -

DUNN MINING INC.

(An Exploration Stage Company)

Statements of Cash Flows

(Unaudited)

	Six Months Ended February 28, 2007	Six Months Ended February 29, 2008	Cumulative from April 4, 2006 (Inception) to February 29, 2008

Cash flows from operating activities
Net loss	$ (3,736)	$ (19,757)	$ (42,110)
Adjustments to reconcile net loss to net cash
Accounts payable and accrued liabilities	(7,550)	(46)	481

Net cash used in operations	(11,286)	(19,803)	(41,629)

Cash flows from financing activities
Loans from related party		18,265	18,265
Shares subscribed for cash			25,000

Net cash provided by financing activities		18,265	43,265

Net increase (decrease) in cash	(11,286)	(1,538)	1,636

Cash beginning	24,860	3,174	-

Cash ending	$ 13,574	$ 1,636	$ 1,636

Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -	$ -
Taxes	$ -	$ -	$ -

- See Accompanying Notes -

DUNN MINING INC.

(An Exploration Stage Company)

Notes To The Financial Statements

February 29, 2008

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

DUNN MINING INC.

(An Exploration Stage Company)

Notes To The Financial Statements

February 29, 2008

(Unaudited)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

At February 29, 2008 a valuation allowance has been recorded to offset the deferred tax asset associated with net operating losses.

DUNN MINING INC.

(An Exploration Stage Company)

Notes To The Financial Statements

February 29, 2008

(Unaudited)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the modified prospective approach of SFAS No. 123R for the year ended August 31, 2006. The Company did not record any compensation expense for the period ended February 29, 2008 because there were no stock options outstanding prior to the adoption or at February 29, 2008, .

Recent Accounting Pronouncements

The Company does not expect the adoption of any recent accounting pronouncements to have a material effect on the Company’s future reported financial position or results of operations.

DUNN MINING INC.

(An Exploration Stage Company)

Notes To The Financial Statements

February 29, 2008

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

During the year ended August 31, 2006, the Company issued 5,620,000 shares of common stock for total cash proceeds of $25,000. At February 29, 2008 there were no outstanding stock options or warrants.

5.  INCOME TAXES

As of February 29, 2008, the Company had net operating loss carry forwards of approximately $42,110 that may be available to reduce future years’ taxable income through 2027. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

6.  GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $42,110 as at February 29, 2008 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

7.  LOANS FROM RELATED PARTY

During the period ended February 29, 2008, Directors of the Company has loaned $18,265 to the Company, bearing no interest and payable on demand.

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

Results of Operations for the Six Month Period Ended February 29, 2008

We did not earn any revenues during the six-month period ended February 29, 2008.  We do not anticipate earning revenues unless we enter into commercial production on the Smoke property, which is doubtful.

We incurred operating expenses in the amount of $19,757 for the six-month period ended February 29, 2008. These operating expenses were comprised of bank charges and interest of $124, filing and transfer agent fees of $12,333, and professional fees of $7,300.

At February 29, 2008, we had total assets of $1,636, consisting entirely of cash, and total liabilities of $18,746, consisting of accounts payable and accrued liabilities of $481 and loans from related party of $18,265.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.  For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Results of Operations for the Six Month Period Ended February 28, 2007

We did not earn any revenues during the six-month period ended February 28, 2007.

We incurred operating expenses in the amount of $3,736 for the six-month period ended February 28, 2007. These operating expenses were comprised of bank charges and interest of $66, and professional fees of $3,670.

Results of Operations for the Three Month Period Ended February 28, 2007

We did not earn any revenues during the three-month period ended February 28, 2007.

We incurred operating expenses in the amount of $2,215 for the three-month period ended February 28, 2007. These operating expenses were comprised of bank charges and interest of $45, and professional fees of $2,170.

Results of Operations for the Three Month Period Ended February 29, 2008

We did not earn any revenues during the three-month period ended February 29, 2008.

We incurred operating expenses in the amount of $3,777 for the three-month period ended February 29, 2008. These operating expenses were comprised of bank charges and interest of $27, and professional fees of $3,750.

Results of Operations for the Period from April 4, 2006 (inception) to February 29, 2008

No revenues were earned during this period.

During this period we incurred operating expenses in the amount of  $42,110. These operating expenses were comprised of bank charges and interest of $298, an impairment loss on mineral property costs of $7,000, filing and transfer agent fees of $17,763, professional fees of $16,401, and office expenses of $648.

Item 3 Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of February 29, 2008.  This evaluation was conducted by Gregory Paul Byrne, our director, president, chief executive officer, secretary, principal accounting officer and treasurer.

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

April 14, 2008

Dunn Mining Inc.

/s/ Gregory Paul Byrne

Gregory Paul Byrne, President