Form 10QSB
period 2008-05-31
Dunn Mining Inc.
filed 2008-07-15
CIK 1383116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

[  ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_________

Commission file number: 333-141505

DUNN MINING INC.

Nevada	98-0554790
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

9867 Okanagan Centre Road, Lake Country, British Columbia, Canada. V4V 2J3

(Address of principal executive offices, including zip code)

Issuer’s telephone number, including area code 250-766-0036

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]   No [   ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [   ]   No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

The issuer has 5,620,000 Shares of $0.001 par value Common Stock outstanding as of July 14, 2008.

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X]

DUNN MINING INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

MAY 31, 2008

(UNAUDITED)

BALANCE SHEET

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

DUNN MINING INC.

(An Exploration Stage Company)

Balance Sheets

Assets
	May 31, 2008	August 31, 2007
	(Unaudited)	(Audited)
Current Assets
Cash	$3,428	$3,174

Total Assets	3,428	3,174

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued liabilities	-	527
Loans from related party	22,536	-

Total Current Liabilities	22,536	527

Stockholders’ Equity
Capital stock
Authorized: 75,000,000 common shares with a par value of $0.001
Issued and outstanding:
5,620,000 common shares	5,620	5,620
Additional paid-in-capital	19,380	19,380
Deficit accumulated during the exploration stage	(44,108)	(22,353)

Total stockholders’ equity	(19,108)	2,647

Total liabilities and stockholders’ equity	$3,428	$3,174

See Accompanying Notes to the Financial Statements

DUNN MINING INC.

(An Exploration Stage Company)

Statements of Operations

(Unaudited)

	Three Months Ended May 31, 2008	Three Months Ended May 31, 2007	Nine Months Ended May 31, 2008	Nine Months Ended May 31, 2007	Cumulative from April 4, 2006 (Inception) to May 31, 2008

Bank charges and interest	$ 29	$ 43	$ 153	$ 109	$ 327
Filing and transfer agent fees	171	200	12,504	200	17,934
Impairment loss on mineral property costs	-	-	-	-	7,000
Office expenses	66	-	66	-	714
Professional fees	1,732	4,954	9,032	8,624	18,133

Net loss	$ (1,998)	$ (5,197)	$ (21,755)	$ (8,933)	$ (44,108)

Loss per share - Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding	5,620,000	5,620,000	5,620,000	5,620,000

See Accompanying Notes to the Financial Statements

DUNN MINING INC.

(An Exploration Stage Company)

Statements of Cash Flows

(Unaudited)

	Nine Months Ended May 31, 2008	Nine Months Ended May 31, 2007	Cumulative from April 4, 2006 (Inception) to May 31, 2008

Cash flows from operating activities
Net loss	$ (21,755)	$ (8,933)	$ (44,108)
Adjustments to reconcile net loss to net cash
Accounts payable and accrued liabilities	(527)	(6,596)	-

Net cash used in operations	(22,282)	(15,529)	(44,108)
Cash flows from investing activities	-	-	-
Cash flows from financing activities
Loans from related party	22,536	-	22,536
Shares subscribed for cash		-	25,000

Net cash provided by financing activities		-	47,536

Net increase (decrease) in cash	254	(15,529)	3,428

Cash beginning	3,174	24,860	-

Cash ending	$ 3,428	$ 9,331	$ 3,428

Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -	$ -
Taxes	$ -	$ -	$ -

See Accompanying Notes to the Financial Statements

DUNN MINING INC.

(An Exploration Stage Company)

Notes To The Financial Statements

May 31, 2008

(Unaudited)

1.  NATURE AND CONTINUANCE OF OPERATIONS

Dunn Mining Inc. (“the Company”) was incorporated under the laws of State of Nevada, U.S. on April 4, 2006, with an authorized capital of 75,000,000 common shares with a par value of $0.001.  The Company’s year end August 31.  The Company is in the exploration stage of its resource business.  During the period ended August 31, 2006, the Company commenced operations by issuing shares and acquiring a mineral property located in the Province of British Columbia, Canada.  The Company has not yet determined whether this property contains reserves that are economically recoverable.  The recoverability of costs incurred for acquisition and exploration of the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds for the sale thereof.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

The accompanying unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements included in the report on Form 10-KSB of Dunn Mining Inc. for the year ended August 31, 2007. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods have been made and are of a normal, recurring nature. Operating results for the three and nine months ended May 31, 2008 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, these financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended August 31, 2007 included in the Company’s report on Form 10-KSB.

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

May 31, 2008

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

At May 31, 2008 a valuation allowance has been recorded to offset the deferred tax asset associated with net operating losses.

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

May 31, 2008

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

The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the modified prospective approach of SFAS No. 123R for the year ended August 31, 2006. The Company did not record any compensation expense for the period ended May 31, 2008 because there were no stock options outstanding prior to the adoption or at May 31, 2008, .

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

During the year ended August 31, 2006, the Company issued 5,620,000 shares of common stock for total cash proceeds of $25,000. At May 31, 2008 there were no outstanding stock options or warrants.

5.  INCOME TAXES

As of May 31, 2008, the Company had net operating loss carry forwards of approximately $44,108 that may be available to reduce future years’ taxable income through 2027. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

DUNN MINING INC.

(An Exploration Stage Company)

Notes To The Financial Statements

May 31, 2008

(Unaudited)

6.  GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $44,108 as at May 31, 2008 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

7.  LOANS FROM RELATED PARTY

During the period ended May 31, 2008, Directors of the Company have loaned $22,536 to the Company, bearing no interest and payable on demand.

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

Results of Operations for the Nine Month Period Ended May 31, 2008

We did not earn any revenues during the nine-month period ended May 31, 2008.  We do not anticipate earning revenues unless we enter into commercial production on the Smoke property, which is doubtful.

We incurred operating expenses in the amount of $21,755 for the nine-month period ended May 31, 2008. These operating expenses were comprised of bank charges and interest of $153, filing and transfer agent fees of $12,504, office expenses of $66, and professional fees of $9,032.

At May 31, 2008, we had total assets of $3,428, consisting entirely of cash, and total liabilities of $22,536, consisting of loans from related party of $22,536.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.  For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Results of Operations for the Nine Month Period Ended May 31, 2007

We did not earn any revenues during the nine-month period ended May 31, 2007.

We incurred operating expenses in the amount of $8,933 for the nine-month period ended May 31, 2007. These operating expenses were comprised of bank charges and interest of $109, filing and transfer agent fees of $200, and professional fees of $8,624.

Results of Operations for the Three Month Period Ended May 31, 2008

We did not earn any revenues during the three-month period ended May 31, 2008.

We incurred operating expenses in the amount of $1,998 for the three-month period ended May 31, 2008. These operating expenses were comprised of bank charges and interest of $29, filing and transfer agent fees of $171, office expenses of $66, and professional fees of $1,732.

Results of Operations for the Three Month Period Ended May 31, 2007

We did not earn any revenues during the three-month period ended May 31, 2007.

We incurred operating expenses in the amount of $5,197 for the three-month period ended May 31, 2007. These operating expenses were comprised of bank charges and interest of $43, filing and transfer agent fees of $200, and professional fees of $4,954.

Results of Operations for the Period from April 4, 2006 (inception) to May 31, 2008

No revenues were earned during this period.

During this period we incurred operating expenses in the amount of  $44,108. These operating expenses were comprised of bank charges and interest of $327, an impairment loss on mineral property costs of $7,000, filing and transfer agent fees of $17,934, professional fees of $18,133, and office expenses of $714.

Item 3 Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2008.  This evaluation was conducted by Gregory Paul Byrne, our director, president, chief executive officer, secretary, principal accounting officer and treasurer.

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

July 14, 2008

Dunn Mining Inc.

/s/ Gregory Paul Byrne

Gregory Paul Byrne, President