Form 10KSB
Dunn Mining Inc.
filed 2008-09-11
CIK 1383116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

Commission file number: 333-141505

Dunn Mining Inc.
(Name of small business issuer in its charter)

Nevada	98-0554790
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

9867 Okanagan Centre Road West Lake Country B.C. V4V 2J3
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

$81,000 as at September 10, 2008 based on the last sale price of our common stock

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

5,620,000 shares of common stock as at September 10, 2008

TABLE OF CONTENTS

PART I

ITEM 1:  DESCRIPTION OF BUSINESS

In General

On May 15, 2006, we entered into an agreement with Mr. Terry Loney of Garson, Ontario, whereby he agreed to sell to us one mineral claim located approximately 100 kilometers south of Smithers, British Columbia in an area having the potential to contain gold mineralization or deposits.  In order to acquire a 100% interest in this claim, we paid $7,000 to Mr. Loney.

However, we were unable to keep the mineral claim in good standing due to lack of funding and our interest in it has lapsed.

We are reviewing other potential acquisitions in the resource and non-resource sectors.  While we are in the process of completing due diligence reviews of several opportunities, there is no guarantee that we will be able to reach any agreement to acquire such assets.

Our plan of operation is to review other potential acquisitions in the resource and non-resource sectors. Currently, we are in the process of completing due diligence reviews of several business opportunities. We expect that these reviews could cost us a total of $20,000 in the next 12 months.

We were incorporated on April 4, 2006 under the laws of the state of Nevada.  Our principal offices are located at 9867 Okanagan Centre Road West, Lake Country, British Columbia, Canada.  Our telephone number is 250-385-8444.

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

Our current operating funds are less than necessary to complete any acquisition of a business interest and fund its future development.  As of August 31, 2008, we had cash on hand of only $1,659.  We currently do not have any operations and we have no income.  We will require additional funds to review, acquire and develop business assets.  We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required.

Because we do not have any business operations, we face a high risk of business failure.

We were incorporated on April 4, 2006 and have been involved in the acquisition and exploration of mineral exploration properties. We were unsuccessful in this initial business plan and are now seeking to acquire an interest in alternative assets. We may not be able to identify and acquire any interest in suitable business assets.

There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will fail.

Because our continuation as a going concern is in doubt, we will be forced to cease business operations unless we can generate profit in the future.

The report of our independent accountant to our audited financial statements for the period ended August 31, 2008 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Such factors identified in the report are that we have no source of revenue and our dependence upon obtaining adequate financing. If we are not able to continue as a going concern, it is likely investors will lose all of their investment.

Because our sole director owns 71.17% of our outstanding common stock, he could make and control corporate decisions that may be disadvantageous to other minority shareholders.

Our sole director owns 71.17% of the outstanding shares of our common stock.  Accordingly, he will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations, and the sale of all or substantially all of our assets.  He will also have the power to prevent or cause a change in control. The interests of our director may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

Because our president has other business interests, he may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

Our president, Mr. Gregory Byrne, intends to devote approximately 20% of his business time, providing his services to us.  While Mr. Byrne presently possesses adequate time to attend to our interests, it is possible that the demands on Mr. Byrne from his other obligations could increase with the result that he would no longer be able to devote sufficient time to the management of our business.

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

We do not own any property.

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

ITEM 6: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Our plan of operation for the twelve months following the date of this filing is to review other potential acquisitions in the resource and non-resource sectors.  Currently, we are in the process of completing due diligence reviews of several business opportunities.  We expect that these reviews could cost us a total of $20,000 in the next 12 months.

In the next 12 months, we also anticipate spending the following over the next 12 months on administrative fees:

*         $2,000 on legal fees
*         $8,500 on accounting and audit fees
*         $500 on EDGAR filing fees
*         $1,000 on general administration costs

Total expenditures over the next 12 months are therefore expected to be approximately $32,000.

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

Results Of Operations For The Fiscal Year Ended August 31, 2008

We did not earn any revenues during the fiscal year ended August 31, 2008. We do not expect to earn any revenue from operations until we have either commenced mining operations on a resource property, or operations on a non-resource property, both of which expectations are doubtful.

We incurred operating expenses in the amount of $25,934 in the fiscal year ended August 31, 2008 as compared to expenses of $14,663 in fiscal 2007.  These operating expenses were comprised of bank charges and interest costs of $859, filing and transfer agent fees of $12,729, office expenses of $66 and professional fees of $12,280. At August 31, 2008, our assets consisted of $1,659 in cash.  At the same date, our liabilities consisted of $24,946, comprised of accounts payable and accrued liabilities of $2,410 and loans from related party of $22,536.

We have not attained profitable operations and are dependent upon obtaining financing to pursue further activities.  For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

ITEM 7:  FINANCIAL STATEMENTS

DUNN MINING, INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

AUGUST 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS’ DEFICIT

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

Madsen & Associates CPA’s, Inc.
684 EAST VINE STREET #3
MURRAY, UTAH 84107
TELEPHONE (801) 268-2632
FAX (801) 262-3978

TED A. MADSEN, CPA	MEMBER:	AMERICAN INSTITUTE OF
CERTIFIED PUBLIC ACCOUNTANTS
UTAH ASSOCIATION OF
CERTIFIED PUBLIC ACCOUNTANTS

To Board of Directors and
Stockholders of Dunn Mining Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING

We have audited the accompanying balance sheets of Dunn Mining Inc. (the Company), an exploration stage company, as of August 31,2008 and 2007 and the statements of operations, stockholders' equity, and cash flows for the years then ended and for the period from inception (April 4, 2006) through August 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dunn Mining Inc., an exploration stage company, as of August 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended and for the period from inception (April 4, 2006) through August 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have the necessary working capital for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 6 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Madsen & Associates CPA's, Inc
Madsen & Associates CPA's, Inc.
Salt Lake City, Utah
September 10, 2008

DUNN MINING INC. (An Exploration Stage Company) Balance Sheets

Assets
	August 31, 2008	August 31, 2007

Current Assets

Cash	$1,659	$3,174
Total Assets	1,659	3,174

Liabilities and Stockholders’ (Deficit) Equity

Current Liabilities
Accounts payable and accrued liabilities	2,410	527
Loans from related party	22,536	-
Total Current Liabilities	24,946	527

Stockholders’ (Deficit) Equity
Capital stock
Authorized: 75,000,000 common shares with a par value of $0.001 issued and outstanding:
5,620,000 common shares	5,620	5,620
Additional paid-in-capital	19,380	19,380
Deficit accumulated during the exploration stage	(48,287)	(22,353)
Total stockholders’ (deficit) equity	(23,287)	2,647
Total liabilities and stockholders’ (deficit) equity	$1,659	$3,174

See Accompanying Notes to Financial Statements

DUNN MINING INC. (An Exploration Stage Company) Statements of Operations

	Year Ended August 31, 2008	Year Ended August 31, 2007	Cumulative from April 4, 2006 (Inception) to August 31, 2008

Bank charges	$172	$132	$1,033
Filing and transfer agent fees	12,729	5,430	18,159
Impairment loss on mineral property costs	-	-	7,000
Office expenses	66	-	714
Professional fees	12,280	9,101	21,381

Operating loss	$(25,247)	$(14,663)	$(48,287)

Other (expense)
Interest expense	(687)	-	-

Net (loss)	$(25,934)	$(14,663)	$(48,287)

Loss per share – Basic and diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	5,620,000	5,620,000

See Accompanying Notes to Financial Statements

DUNN MINING INC. (An Exploration Stage Company) Statement of Stockholders’ Equity From April 19, 2006 (Inception) to August 31, 2008

	Number of Common Shares	Par Value	Additional Paid-in- Capital	Total Capital Stock	Deficit accumulated During the exploration stage	Total

April 30, 2006
Subscribed for cash at $0.001	4,000,000	$4,000	$-	$4,000	$-	$4,000
April 30, 2006					-
Subscribed for cash at $0.01	150,000	150	1,350	1,500	-	1,500
May 31, 2006					-
Subscribed for cash at $0.01	1,350,000	1,350	12,150	13,500		13,500
May 31, 2006
Subscribed for cash at $0.05	120,000	120	5,880	6,000		6,000
Net loss					(7,690)	(7,690)
Balance, August 31, 2006	5,620,000	5,620	19,380	25,000	(7,690)	17,310
Net loss					(14,663)	(14,663)
Balance, August 31, 2007	5,620,000	5,620	19,380	25,000	(22,353)	2,647
Net loss					(25,934)	(25,934)
Balance, August 31, 2008	5,620,000	$5,620	$19,380	$25,000	$(48,287)	$(23,287)

See Accompanying Notes to Financial Statements

DUNN MINING INC. (An Exploration Stage Company) Statements of Cash Flows

	Year Ended August 31, 2008	Year Ended August 31, 2007	Cumulative from April 4, 2006 (Inception) to August 31, 2008

Cash flows from operating activities
Net loss	$(25,934)	$(14,663)	$(48,287)
Adjustments to reconcile net loss to net cash
Accounts payable and accrued liabilities	1,883	(7,023)	2,410
Net cash used in operations	(24,051)	(21,686)	(45,877)

Cash flows from investing activities	-	-	-

Cash flows from financing activities
Loans from related party	22,536	-	22,536
Shares subscribed for cash	-	-	25,000
Net cash provided by financing activities	22,536	-	47,536

Net increase (decrease) in cash	(1,515)	(21,686)	1,659

Cash beginning	3,174	24,860	-
Cash ending	$1,659	$3,174	$1,659

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

See Accompanying Notes to Financial Statements

DUNN MINING INC.
(An Exploration Stage Company)
Notes To The Financial Statements
August 31, 2008

1.           NATURE AND CONTINUANCE OF OPERATIONS

Dunn Mining Inc. (“the Company”) was incorporated under the laws of State of Nevada, U.S. on April 4, 2006, with an authorized capital of 75,000,000 common shares with a par value of $0.001.  The Company’s year end is August 31.  The Company is in the exploration stage of its resource business.  During the period ended August 31, 2006, the Company commenced operations by issuing shares and acquiring a mineral property located in the Province of British Columbia, Canada.  The Company has not yet determined whether this property contains reserves that are economically recoverable.  The recoverability of costs incurred for acquisition and exploration of the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds for the sale thereof.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Exploration Stage Company

The Company complies with the Financial Accounting Standards Board Statement No. 7, in its characterization of the Company as an exploration stage enterprise.

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
August 31, 2008

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

At August 31, 2008 a valuation allowance has been recorded to offset the deferred tax asset associated with the net operating losses.

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
August 31, 2008

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

The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the modified prospective approach of SFAS No. 123R for the year ended August 31, 2006. The Company did not record any compensation expense for the period ended August 31, 2008 because there were no stock options outstanding prior to the adoption or at August 31, 2008,

Recent Accounting Pronouncements

The Company does not expect the adoption of any recent accounting pronouncements that have been issued prior to August 31, 2008, but which are not yet effective, to have a material impact on the Company’s financial statements.

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

During the year ended August 31, 2006, the Company issued 5,620,000 shares of common stock for total cash proceeds of $25,000. At August 31, 2008 there were no outstanding stock options or warrants.

DUNN MINING INC.
(An Exploration Stage Company)
Notes To The Financial Statements
August 31, 2008

5.           INCOME TAXES

As of August 31, 2008, the Company had net operating loss carry forwards of $48,287 that may be available to reduce future years’ taxable income through 2027. The deferred tax asset from future tax benefits which may arise as a result of these losses has been fully offset by a valuation allowance, as the realization of this asset has been determined not likely to occur.

6.           GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $48,287 as at August 31, 2008 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

7.           LOANS FROM RELATED PARTY

During the period ended August 31, 2008, the sole Director of the Company has loaned $22,536 to the Company with 5% interest per annum.   As of August 31, 2008, $687 has been accrued for interest on the loans, and is included in accrued liabilities on the Balance Sheet.

ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2008 fiscal year. This evaluation was conducted by our chief executive officer and principal accounting officer.

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

PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Our executive officers and director and their age as of the date of this annual report is as follows:

Name of Director	Age
Gregory Paul Byrne	46

Executive Officer:

Name of Officer	Age	Office
Gregory Paul Byrne	46	President, CEO, Secretary, and Director

Biographical Information

Set forth below is a brief description of the background and business experience of our executive officers and director for the past five years.

Mr. Gregory Paul Byrne has acted as our President, Chief Executive Officer, Secretary, Treasurer (until August 15, 2007, and then again from November 1, 2007), Principal Accounting Officer and as a director since our incorporation on April 4, 2006.  Since April, 2006 he has been the owner operator of R & G Mechanical Contractors Ltd., a plumbing and heating contractor located in Lake Country, B.C. From May, 2004 until April, 2006 he was employed as a supervisor by Combined Mechanical Contractors Ltd., a plumbing and heating contractor located in Vernon, B.C.. From November, 2003 until April, 2004 he was employed as a supervisor by Richardson Mechanical Ltd., a plumbing and heating contractor located in Kelowna, B.C. From September, 2003 until October, 2003 he was employed as a plumber/gas fitter by Bry-Mac Mechanical Ltd., a plumbing and heating contractor located in Vernon, B.C. From July, 2000 until September, 2003 he was employed as an owner/office manager by B.C. Oilfields Ltd., an oil field equipment supply firm located in Vernon, B.C.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended August 31, 2008 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

	Number	Transactions	Known Failures
	Of Late	Not Timely	To File a
Name and principal position	Reports	Reported	Required Form
Gregory Paul Byrne	0	0	0
(President CEO and director)

ITEM 10:  EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal years ended August 31, 2007 and August 31, 2008.

Annual Compensation

Name	Title	Year	Salary	Bonus	Other Comp.	Restricted Stock Awarded	Options (#)	LTIP SARs ($)	Other Payouts	Comp
Gregory Byrne	President	2008	$0	$0	0	0	0	0	0
		2007	$0	$0	0	0	0	0	0

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

Title of Class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Common stock	Gregory Paul Byrne 9867 Okanagan Centre Road West Lake Country B.C. V4V 2J3	4,000,000	71.17%
Common stock	All officers and directors as a group consisting of one person	4,000,000	71.17%

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

ITEM 13:  EXHIBITS AND REPORTS

Exhibits

Exhibit
Number	Description

3.1*	Articles of Incorporation
3.2*	Bylaws
5.1*	Legal opinion with consent to use
31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	filed as an exhibit to our registration statement on Form SB-2/A dated June 20, 2007.

Reports on Form 8-K

We did not file any reports on Form 8-K during the last fiscal quarter of 2008.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountant, Madsen & Associates, Certified Public Accountants, rendered invoices to us during the fiscal periods indicated for the following fees and services:

	Fiscal year ended	Fiscal year ended
	August 31, 2008	August 31, 2007
Audit fees	$7,300	$2,875
Audit-related fees	NIL	NIL
Tax fees	NIL	NIL
All other fees	NIL	NIL

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

Dunn Mining Inc.

By	/s/ Gregory Paul Byrne
Gregory Paul Byrne
President, CEO & Director
Date: September 10, 2008

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Gregory Paul Byrne
Gregory Paul Byrne
President, CEO & Director
Date: September 10, 2008