Form 10-Q
period 2008-09-30
Volcan Holdings, Inc.
filed 2008-11-19
CIK 1383116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

Commission File Number: 333-141505

———————

VOLCAN HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

———————

Delaware	98-0554790
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

Level 34, 50 Bridge Street, Sydney, Australia, 2000

(Address of Principal Executive Office) (Zip Code)

+61-2-8216-0777

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.		✓ Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller	Smaller reporting company	✓
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		Yes	✓	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of November 19, 2008, 103,631,428 shares of the issuer’s common stock, $0.001 par value per share, were outstanding.

VOLCAN HOLDINGS, INC.

Table of Contents

Page

PART I FINANCIAL INFORMATION

Item 1.        Financial Statements.

1

Condensed Consolidated Balance Sheets as of September 30, 2008 (Unaudited)
and June 30, 2008

1

Condensed Consolidated Statements of Operations for the three and six months ended
September 30, 2008 (Unaudited)

2

Condensed Consolidated Statements of Cash Flows for the three and six months ended
September 31, 2008 (Unaudited)

3

Notes to the Condensed Consolidated Financial Statements (Unaudited)

4

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

7

Item 4T.     Controls and Procedures.

12

PART II OTHER INFORMATION

Item 4.        Submission of Matters to a Vote of Security Holders

13

Item 6.        Exhibits.

13

i

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

VOLCAN HOLDINGS, INC.

(An Exploration Stage Company)

Condensed Consolidated Balance Sheets

	September 30,	June 30
	2008	2008
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$690,667	$96
Other receivables	133,316	130,624
Total current assets	823,983	130,720

Intangible assets	1,008,817	1,101,027

TOTAL ASSETS	$1,832,800	$1,231,747

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$1,111,065	$1,449,905
Loans payable shareholder	61,124	––
Total current liabilities	1,172,190	1,449,905

Stockholders' Equity (Deficit):
Common stock: $0.001 par value; 300,000,000 shares authorized; 138,322,000 and 100,000,000 shares issued and outstanding, respectively	138,322	100,000
Additional paid-in capital	1,007,109	(99,904)
Deficit accumulated during exploration stage	(1,006,424)	(214,909)
Accumulated other comprehensive income (loss):
Foreign currency translation gain (loss)	521,603	(3,345)
Total stockholder’s equity (deficit)	660,610	(218,158)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,832,800	$1,231,747

See accompanying notes to the financial statements.

VOLCAN HOLDINGS, INC.

(An Exploration Stage Company)

Condensed Consolidated Statements of Operations
(Unaudited)

		For The
		Period From
	For The	June 11, 2008
	Three Months	(Inception)
	Ended	Through
	September 30,	September 30,
	2008	2008
Stock compensation	$443,973	$443,973
Professional fees	189,371	189,371
General and administrative	105,767	320,676
Total operating expenses	739,111	954,020

Other (income) expenses:
Loss on foreign exchange	54,355	54,355
Interest (income)	(1,951)	(1,951)

Net loss	$(791,515)	$(1,006,424)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding – basic and diluted	111,326,232	100,000,000

See accompanying notes to the financial statements.

VOLCAN HOLDINGS, INC.

(An Exploration Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

		For The
		Period From
	For The	June 11, 2008
	Three Months	(Inception)
	Ended	Through
	September 30,	September 30,
	2008	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(791,515)	$(1,006,424)
Adjustments to reconcile net loss to net cash used in operating activities
Stock compensation	443,973	443,973
Unrealized foreign exchange loss	54,355	54,355
Changes in operating assets and liabilities
Other receivables	(29,637)	(51,637)
Accounts payable	260,427	497,432
Net Cash Used In Operating Activities	(62,397)	(62,301)

CASH FLOWS FROM INVESTING ACTIVITIES
Exploration and prospecting	(400,419)	(400,419)

CASH FLOWS FROM FINANCING ACTIVITIES

Sale of common stock, net of costs	1,145,335	1,145,335

Net Cash Provided By Financing Activities	1,145,335	1,145,335

EFFECT OF EXCHANGE RATE CHANGES ON CASH	8,052	8,052

NET INCREASE IN CASH	690,571	690,667

CASH AT BEGINNING OF YEAR	96	––
CASH AT END OF YEAR	$690,667	$690,667

See accompanying notes to financial statements

VOLCAN HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008

(UNAUDITED)

NOTE – 1

NATURE OF OPERATIONS

Volcan Holdings, Inc. (the “Company”) is an exploration stage company and its principal operation is the conducting of exploration for bauxite and other minerals in Australia through its wholly owned subsidiary Volcan Australia Corporation Pty Ltd. The current focus is on the exploration for bauxite and other mineral deposits on tenements near Inverell in the northwestern region of New South Wales, Australia. The Company has not determined whether these tenements contain reserves that are economically recoverable. The recoverability of costs incurred for acquisition and exploration of the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interests in the underlying properties, the ability of the Company to obtain the necessary financing to satisfy the expenditure requirements and to complete the development of the property and upon future production or proceeds for the sale thereof.

NOTE – 2

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim financial statements for the three month period ended September 30, 2008, and the period from June 11, 2008 (Inception) through September 30, 2008 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year. These financial statements should be read in conjunction with the information filed as part of the Company’s Report on Form 8-K which filed on September 17, 2008.

Development Stage Company

The Company is a development stage company as defined by Statement of Financial Accounting Standards No. 7 “Accountingand Reporting by Development Stage Enterprises” (“SFAS No. 7”). The Company has recognized no revenue, is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

Exploration Stage Company

The Company complies with Financial Accounting Standards Board Statement No. 7 and its characterization of the Company as an exploration stage enterprise.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments.

Revenue Recognition

The Company has not recognized any income from its operations since inception.

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128. "Earnings per Share" ("SFAS No. 128"). Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were 20,000,000 options outstanding as of September 30, 2008, which were excluded from the calculation because their effect would be antidilutive.

Foreign currency translation

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52 “Foreign Currency Translation” (“SFAS No. 52”) and are included in determining net income or loss.

The financial records of the Company are maintained in their local currency, the Australian Dollar, which is the functional currency. Assets and liabilities are translated from the local currency into the reporting currency, U.S. dollars, at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the combined and consolidated financial statements. Foreign currency translation gain (loss) resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining accumulated other comprehensive income in the combined and consolidated statement of stockholders’ equity.

Recently Issued Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with its annual report for the fiscal year ending December 31, 2009, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

•

of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

•

of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

•

of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, in the following fiscal year, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007) “Business Combinations” (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company will adopt this standard at the beginning of the Company’s fiscal year ending June 30, 2009 for all prospective business acquisitions. The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet. SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company will adopt this standard at the beginning of the Company’s fiscal year ending June 30, 2009 for all prospective business acquisitions. The Company has not determined the effect that the adoption of SFAS No. 160 will have on the financial results of the Company.

In March 2008, the FASB issued FASB Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities. Pursuant to SFAS No. 161, Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. SFAS No. 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption. The Company does not expect the adoption of SFAS No. 161 to have a material impact on the financial results of the Company.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Events

On September 12, 2008, we completed a share exchange, pursuant to which we acquired all of the capital stock of Volcan Australia Corporation Pty Ltd, an Australian proprietary company ("VAC"), and VAC became our wholly owned subsidiary (the “Share Exchange”). In connection with the Share Exchange, we discontinued our former business and succeeded to the business of VAC as our sole line of business. For financial reporting purposes, VAC, and not us, is considered the accounting acquiror. Accordingly, the historical financial statements presented and the discussion of financial condition and results of operations herein are those of VAC and do not include our historical financial results.

In connection with the Share Exchange, on September 12, 2008, we completed a private placement, pursuant to which we issued 3,631,430 shares of common stock and five-year warrants to purchase 3,631,430 shares of common stock at an initial exercise price of $1.00 per share for aggregate net proceeds of $1,271,000 (the Private Placement”). All costs associated with the Share Exchange, other than financing related costs in connection with Private Placement, were expensed as incurred.

Overview

We are a mineral exploration company that intends to explore prospective bauxite deposits in New South Wales, Australia. We are in the exploration stages with no revenue being generated now or in the near future. Since we were formed on June 11, 2008, no comparative information is provided in our financial statements.

Critical Accounting Policies

The discussion and analysis of our financial condition presented in this section is based upon our financial statements that have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements and, therefore, consider these to be our critical accounting policies. On an ongoing basis, we will evaluate our estimates and judgments and the related financial statement impact.

Among the estimates we have made in the preparation of the financial statements is an estimate of our cash flows in making the disclosures about our liquidity in this report. As an exploration stage company, many variables may affect our estimates of cash flows that could materially alter our view of our liquidity and capital requirements as our business develops.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Going Concern Consideration. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern. Our audited financial statements have been prepared assuming we are a “going concern”. We will continue to implement our business plan, attempt to raise debt and/or equity based capital from related parties and/or third parties and seek out the most efficient processes that will allow for the generation of positive cash flows. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Income Taxes. We account for income taxes under the liability method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

We adopted the provisions of the Financial Accounting Standards Board (the “FASB”) Interpretation No. 48; “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments. At September 30, 2008, we did not record any liabilities for uncertain tax positions.

Exploration Stage Company. Guide 7 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), “Description of Property by Issuers Engaged or to be Engaged in Significant Mining Operations” requires that mining companies in the exploration stage should not refer to themselves as development stage companies in their financial statements, even though such companies should comply with FASB No. 7, if applicable. We are an exploration stage company under Guide 7 of the Exchange Act and accordingly, we have not been referred to as a development stage company in our financial statements. The balance sheet, statement of operations, statement of equity and statement of cash flows are all presented as those of an exploration stage company at September 30, 2008 and for the period from June 11, 2008 (inception) to September 30, 2008.

Accounting for Mineral Rights, Mineral Claim Payments and Exploration Costs. We are primarily engaged in the acquisition, exploration and development of mineral properties. Mineral property acquisition costs are initially capitalized as tangible assets when purchased. At each fiscal quarter end, we intend to assess these carrying costs for impairment. If proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, capitalized costs will be depleted using the units-of-production method over the estimated life of the probable reserve.

Currently, we expense all costs as incurred related to the acquisition and exploration of mineral properties in which we have secured exploration rights prior to establishment of proven and probable reserves. These costs include general exploration costs and costs to maintain rights and leases associated with any properties under exploration. To date, we have not established the commercial feasibility of any exploration prospects; therefore, all costs are being expensed.

Emerging Issues Task Force (“EITF”) No. 04-2, “Whether Mineral Rights are Tangible or Intangible Assets,” establishes mineral rights as tangible assets, whereby the aggregate carrying amount of such mineral rights should be reported as a separate component of property, plant and equipment. At September 30, 2008, we had no such tangible assets nor any related depletion expense. The term mineral rights is defined as the legal right to explore, extract, and retain at least a portion of the benefits from mineral deposits.

Environmental Remediation Costs. Environmental remediation costs are accrued based on estimates of known environmental remediation exposure. Such accruals are recorded even if significant uncertainties exist over the ultimate cost of the remediation. It is reasonably possible that our estimates of reclamation liabilities, if any, could change as a result of changes in regulations, extent of environmental remediation required, means of reclamation or cost estimates. Ongoing environmental compliance costs, including maintenance and monitoring costs, are expensed as incurred. There were no environmental remediation costs accrued at September 30, 2008.

Financial Statement Impact of these Critical Accounting Policies and Estimates. We are still in the exploration stage and have had nominal operations to date. These critical policies and estimates have not materially impacted our financial statements given our limited operations.

There has been no change in any critical policies or estimates since our inception.

Results of Operations

Period Ended September 30, 2008

Revenues. For the three months ended September 30, 2008, we did not recognize any revenues.

Expenses. For the three months ended September 30, 2008, we incurred $739,111 in expenses, which consisted of stock compensation, professional fees related to the Share Exchange and Private Placement and general and administrative matters.

Income Tax Expense. For the three months ended September 30, 2008, we did not recognize any income tax expense.

Other Accounts Payable. At September 30, 2008, we had other accounts payable of $1,111,065, consisting of amounts due to Australian Gemstone Mining Services Pty Ltd (“AGM”), VAC’s management services company and a related party, for the purchase of exploration and prospecting information and administration services. These amounts largely relate to work done by the geological team in making this current discovery and in identifying this opportunity for VAC. The reimbursement of these amounts are important to retain the geological expertise that is currently available to VAC for VAC's future development of these projects, which require specialist expert knowledge of this particular area and geology. The geological team is mindful of the current cash position of VAC and therefore has agreed to a staggered payment plan that the directors believe will not materially affect the ability of VAC to carry out its initial objectives in securing an independent verification of inferred JORC resources on VAC's tenement. It is the view of the directors, that such a resource statement should in normal market conditions make VAC eligible for larger institutional funding.

Liquidity and Capital Resources

At September 30, 2008, we had cash and cash equivalents of $690,667. Based on our cash flow projections, we believe that we have sufficient cash to satisfy our cash needs for at least four months and to enable us to have sufficient capital liquidity to complete the initial field program to a level where we should be able to secure an independent resource statement to JORC standard, which should in ordinary market conditions make VAC eligible for larger institutional funding. However, if our expenses exceed our expectations, we may exhaust such funds even sooner. In any event, we will likely seek to raise additional funds through public or private offerings of our securities during the next four to twelve months. If we are unable to raise additional funds on a timely basis or at all, any progress with respect to our exploration activities may be adversely affected. We intend to use our cash on hand to focus our research and development efforts from now until the beginning of 2009 on exploring the geology of our tenement holdings through:

Airborne and/or satellite surveys and interpretation. We intend to spend approximately $100,000 to conduct and interpret airborne and/or satellite surveys of our proposed tenement holdings.

Ground-based geological mapping and target selection. We intend to spend approximately $100,000 to conduct ground-based geological mapping and target selection of the bauxite and other mineral deposits on our proposed tenement holdings.

Calweld drilling, sampling and sub-surface mapping. We intend to spend approximately $450,000 to perform calweld drilling, sampling and subsurface mapping of our proposed tenement holdings.

Bulk sampling of identified Bauxite deposits. We intend to spend approximately $150,000 to conduct bulk sampling of bauxite deposits that we identify on our proposed tenement holdings.

Payment to Shareholder. Pursuant to the terms of the Share Exchange, we have agreed to pay $1.5 million to L'Hayyim Pty Ltd as trustee for The L'Hayyim Trust, our principal shareholder, at the end of the first fiscal quarter in which we have cash on hand of at least $5 million. It is unlikely for this to be achieved in the initial six months of operations, and therefore unlikely that any such payment will be made in this initial period.

Related Party Transaction. We used approximately $500,000 of our Private Placement proceeds to repay our obligations in the amount of $1.4 million to AGM, arising out of the purchase of exploration and prospecting information and administration services. The remaining funds will be repaid when more funds are raised, when our liquidity allows.

Other expected uses of proceeds. Our other expected uses of cash during the next six months are for our general and administrative expenses, including approximately $218,500 of payments to AGM pursuant to our Management Services Agreement for the wages of the expert geological team and their basic office expenses.

To the extent the our cash on hand does not cover the amount of our planned expenditures above, such expenditures will be reduced pro rata.

We do not expect any purchases of plant and equipment we make during fiscal 2009 to be material. Nor do we intend to engage in any material sales and marketing efforts during such period. As our prospects are in the early exploration phase, we do not anticipate generating any revenues from operations for several years, if ever. We may also consider selling the project if management determines that an appropriate price can be obtained.

Recently Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, which clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. It also defines fair value and established a hierarchy that prioritizes the information used to develop assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 is not expected to have a material effect on our financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure many financial instruments and certain other items at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The decision to elect the fair value option is determined on an instrument-by-instrument basis, should be applied to an entire instrument and is irrevocable. Assets and liabilities measured at fair values pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using other measurement attributes. SFAS No. 159 is effective as of the beginning of our 2008 fiscal year. The adoption of SFAS No. 159 is not expected to have a material effect on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51”. SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of SFAS No. 160 is not expected to have a material effect on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”, which replaces FASB SFAS 141, “Business Combinations”. This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS No. 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition. SFAS No. 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date. This compares to the cost allocation method previously required by SFAS No. 141. SFAS No. 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met. Finally, SFAS No. 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date. This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008. Early adoption of this standard is not permitted and the standards are to be applied prospectively only. Upon adoption of this standard, there would be no impact to our results of operations and financial condition for acquisitions previously completed. The adoption of SFAS No. 141R is not expected to have a material effect on our financial position, results of operations or cash flows.

In January 2008, the Securities and Exchange Commission released Staff Accounting Bulletin (“SAB”) No. 110, which amends SAB No. 107 which provided a simplified approach for estimating the expected term of a “plain vanilla” option, which is required for application of the Black-Scholes option pricing model (and other models) for valuing share options. At the time, the Securities and Exchange Commission acknowledged that, for companies choosing not to rely on their own historical option exercise data (i.e., because such data did not provide a reasonable basis for estimating the term), information about exercise patterns with respect to plain vanilla options granted by other companies might not be available in the near term; accordingly, in SAB No. 107, the Securities and Exchange Commission permitted use of a simplified approach for estimating the term of plain vanilla options granted on or before December 31, 2007. The information concerning exercise behavior that the Securities and Exchange Commission contemplated would be available by such date has not materialized for many companies. Thus, in SAB No. 110, the S Securities and Exchange Commission continues to allow use of the simplified rule for estimating the expected term of plain vanilla options until such time as the relevant data becomes widely available. We do not expect the adoption of SAB No. 110 to have a material impact on our financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133.”. SFAS No. 161 establishes the disclosure requirements for derivative instruments and for hedging activities with the intent to provide financial statement users with an enhanced understanding of the entity’s use of derivative instruments, the accounting of derivative instruments and related hedged items under Statement 133 and its related interpretations, and the effects of these instruments on the entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. We do not expect the adoption of SFAS No. 161 to have a material impact on our financial position, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We are currently evaluating the impact of FSP 142-3, but do not expect the adoption of this pronouncement will have a material impact on our financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We are currently evaluating the impact of SFAS No. 162, but do not expect the adoption of this pronouncement will have a material impact on our financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Certain Risks and Uncertainties

Certain statements in this Quarterly Report on Form 10-Q, including certain statements contained in “Management’s Discussion and Analysis,” constitute forward-looking statements. The words or phrases “can be,” “may,” “could,” “would,” “expects,” “believes,” “seeks,” “estimates,” “projects” and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various risks and uncertainties. Any forward-looking information provided by us or on our behalf is not a guarantee of future performance. Our actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond our control. All such forward-looking statements are current only as of the date on which such statements were made. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Item 4T.

Controls and Procedures.

Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Treasurer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Treasurer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 4.

Submission of Matters to a Vote of Security Holders

On September 10, 2008, stockholders holding 4,000,000 shares of our common stock, or 71%, approved, by majority written consent the merger between Dunn Mining, Inc. (“Dunn”) and Volcan Holdings, Inc. (“Holdings”), a wholly-owned subsidiary of Dunn. As a result of this merger Dunn merged with and into Holdings, with Holdings as the surviving corporation, for the purpose of changing our state of incorporation from Nevada to Delaware, changing our name from Dunn Mining, Inc. to Volcan Holdings, Inc. and effectuating a 1 for 6.1728395 forward stock split.

On September 12, 2008, stockholders holding 24,691,358 shares of our common stock, or 71%, approved, by majority written consent, the share exchange by and among Holdings, VAC and L’Hayyim Pty Ltd. as trustee for the L’Hayyim Trust, the sole stockholder of VAC (the “VAC Shareholder”), pursuant to which the VAC Shareholder transferred all of the issued and outstanding capital stock of VAC to Holdings in exchange for 90,000,000 newly issued shares of common stock of Holdings and a right to receive $1,500,000 in cash at the end of any fiscal quarter in which Holdings has cash on hand of at least $5,000,000..

On September 12, 2008, stockholders holding 24,691,358 shares of our common stock, or 71%, approved, by majority written consent, the adoption of the 2008 Stock Incentive Plan (the “Plan”). Under the Plan, 40,000,000 shares of common stock are reserved for the issuance of incentive stock options, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and long term incentive awards. The purpose of the plan is to provide an incentive to attract and retain officers, consultants, advisors and employees whose services are considered valuable, as well as to stimulate an active interest of such persons into our development and financial success.

Item 6.

Exhibits.

Exhibit No.	Description
31.1*	Section 302 Certification by the Principal Executive Officer
31.2*	Section 302 Certification by the Principal Accounting Officer
32.1*	Section 906 Certification by the Principal Executive Officer
32.2*	Section 906 Certification by the Principal Accounting Officer

________________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOLCAN HOLDINGS, INC.

Date: November 19, 2008	By:	/s/ PNINA FELDMAN
Pnina Feldman
President and Chief Executive Officer (Principal Executive Officer)

Date: November 19, 2008	By:	/s/ SHOLOM FELDMAN
Sholom Feldman
Treasurer and Secretary (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1*	Section 302 Certification by the Principal Executive Officer
31.2*	Section 302 Certification by the Principal Accounting Officer
32.1*	Section 906 Certification by the Principal Executive Officer
32.2*	Section 906 Certification by the Principal Accounting Officer

________________________
* Filed herewith