Form 10-Q/A
period 2008-09-30
Volcan Holdings, Inc.
filed 2009-01-05
CIK 1383116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q/A

———————

Amendment No. 1

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

Level 34, 50 Bridge Street, Sudney Australia 2000

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

PART I – FINANCIAL INFORMATION

4

Item 1.      Financial Statements.

4

Condensed Consolidated Balance Sheets as of  September 30, 2008 (Unaudited) and June 30, 2008

4

Condensed Consolidated Statements of Operations for the three months ended September 30, 2008 and the period from June 11, 2008 (Inception ) through September 30, 2008 (Unaudited)

5

Condensed Consolidated Statement of Stockholder’s Equity for the period from
June 11, 2008 (Inception) through September 30, 2008

6

Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2008 and the period from June 11, 2008 (Inception) through September 30, 2008 (Unaudited)

7

Notes to the Condensed Consolidated Financial Statements (Unaudited)

8

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

14

Item 4T.   Controls and Procedures.

19

PART II – OTHER INFORMATION

20

Item 4.      Submission of Matters to a Vote of Security Holders

20

Item 6.      Exhibits.

20

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to the Volcan Holdings, Inc. Form 10-Q originally filed with the Securities and Exchange Commission on November 19, 2008 (the “Form 10-Q”) amends and restates the Form 10-Q in its entirety to correct various inadvertent errors and omissions in the Form 10-Q.

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

VOLCAN HOLDINGS, INC.

(An Exploration Stage Company)

Condensed Consolidated Balance Sheets

	September 30, 2008	June 30, 2008
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$690,667	$96
Other receivables	133,316	130,624
Total current assets	823,983	130,720

Intangible assets	1,008,817	1,101,027

TOTAL ASSETS	$1,832,800	$1,231,747

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$1,111,065	$1,449,905
Loans payable shareholder	61,124	––
Total current liabilities	1,172,190	1,449,905

Stockholders' Equity (Deficit):
Common stock: $0.001 par value; 300,000,000 shares authorized; 103,631,428 and 100,000,000 shares issued and outstanding, respectively	103,631	100,000
Additional paid-in capital	1,461,800	(99,904)
Deficit accumulated during exploration stage	(923,912)	(214,909)
Accumulated other comprehensive income (loss):
Foreign currency translation gain (loss)	19,091	(3,345)
Total stockholder’s equity (deficit)	660,610	(218,158)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,832,800	$1,231,747

See accompanying notes to the financial statements.

VOLCAN HOLDINGS, INC.

(An Exploration Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

		For The
		Period From
	For The	June 11, 2008
	Three Months	(Inception)
	Ended	Through
	September 30,	September 30,
	2008	2008
Stock compensation	$420,000	$420,000
Professional fees	189,370	189,370
General and administrative	105,769	320,678
Total operating expenses	715,139	930,048

Other (income) expenses:
(Gain) on foreign exchange	(4,185)	(4,185)
Interest (income)	(1,951)	(1,951)

Net loss	$(709,003)	$(923,912)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding – basic and diluted	111,326,232	100,000,000

See accompanying notes to the financial statements.

VOLCAN HOLDINGS, INC.

(An Exploration Stage Company)

Consolidated Statement of Stockholder’s Equity

For the Period from June 11, 2008 (Inception) through September 30, 2008

					Other Comprehensive Income (Loss)
	Common Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During Exploration Stage	Foreign Currency Translation Gain (Loss)	Total
Balance, June 11, 2008 (inception)	5,620,000	$5,620	$19,380	$––	$––	$25,000

Effect of 1 for 6.1728395 forward stock split	29,071,358	29,071	(29,071)			––

Issuance of common stock in connection with reverse acquisition	90,000,000	90,000	(114,904)			(24,904)

Cancellation of common stock in connection with reverse acquisition	(24,691,358)	(24,691)	24,691			––

Comprehensive loss
Net loss				(214,909)		(214,909)
Foreign currency translation loss					(3,345)	(3,345)
Total comprehensive loss						(218,254)

Balance June 30, 2008	100,000,000	100,000	(99,904)	(214,909)	(3,345)	(218,158)

Issuance of common stock for cash (net of costs of $125,666)	3,631,428	3,631	1,105,135			1,108,766

Issuance of warrants in connection with common stock			36,569			36,569

Options issued for services			420,000			420,000

Comprehensive loss
Net loss				(709,003)		(709,003)
Foreign currency translation gain					22,436	22,436
Total comprehensive loss						(686,567)

Balance, September 30, 2008	103,631,428	$103,631	$1,461,800	$(923,912)	$19,091	$660,610

See accompanying notes to the financial statements.

VOLCAN HOLDINGS, INC.

(An Exploration Stage Company)

Condensed Consolidated Statements of Cash Flows

		For The
		Period From
	For The	June 11, 2008
	Three Months	(Inception)
	Ended	Through
	September 30,	September 30,
	2008	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(709,003)	$(923,912)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Stock compensation	420,000	420,000
Changes in operating assets and liabilities

Other receivables	(25,342)	(133,316)
Accounts payable	(87,434)	1,203,372
Net Cash Provided By (Used In) Operating Activities	(401,779)	566,144

CASH FLOWS FROM INVESTING ACTIVITIES
Exploration and prospecting	(98,702)	(1,101,027)

CASH FLOWS FROM FINANCING ACTIVITIES

Sale of common stock, net of costs	1,145,335	1,145,335
Loan payable shareholder	61,124	61,124
Net Cash Provided By Financing Activities	1,206,459	1,206,459

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(15,407)	19,091

NET INCREASE IN CASH	690,571	690,667

CASH AT BEGINNING OF YEAR	96	––
CASH AT END OF YEAR	$690,667	$690,667

See accompanying notes to financial statements

VOLCAN HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008

(UNAUDITED)

NOTE – 1   NATURE OF OPERATIONS

Dunn Mining Inc. (“Dunn Mining”) was incorporated on April 4, 2006 in the State of Nevada, for the purpose of acquiring and exploring mineral properties for economically recoverable reserves. It had owned a 100% interest in one mineral claim that lapsed and was reviewing other potential acquisitions in the resource and non-resource sectors. On September 11, 2008, Dunn Mining was merged with and into Volcan Holdings, Inc., a Delaware corporation (the "Company"), for the purpose of changing its state of incorporation to Delaware from Nevada, changing its name and effectuating a 1-for-6.1728395 forward stock-split, all pursuant to a Certificate of Ownership and Merger and Articles of Merger, each dated September 11, 2008 and approved by stockholders on September 11, 2008.

On September 12, 2008, the Company entered into a Share Exchange Agreement (the "Exchange Agreement") by and among the Company, Volcan Australia Corporation Pty Ltd, an Australian proprietary company ("VAC"), and L'Hayyim Pty Ltd as trustee for The L'Hayyim Trust, the holder of all of the outstanding capital stock of VAC (the "VAC Shareholder"). Upon closing of the transaction contemplated under the Exchange Agreement (the "Share Exchange"), on September 12, 2008, the VAC Shareholder transferred all of the issued and outstanding capital stock of VAC to the Company in exchange for 90,000,000 newly issued shares of common stock of the Company and a right to receive $1,500,000 in cash at the end of any fiscal quarter in which the Company has cash on hand of at least $5,000,000. Such Share Exchange caused VAC to become a wholly owned subsidiary of the Company.

Following the Share Exchange, under the terms of an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, the Company transferred all of its pre-Share Exchange assets and liabilities to its wholly owned subsidiary, Dunn Mining Holdings, Inc., a Delaware corporation ("SplitCo"). Thereafter, pursuant to a stock purchase agreement, the Company transferred all of the outstanding capital stock of SplitCo to its former president in exchange for cancellation of an aggregate of 24,691,358 shares of the Company’s common stock held by such person (the "Split-Off").

VAC is an exploration stage company and its principal operation is the conducting of exploration for Bauxite and other minerals in Australia. The current focus is on the exploration for bauxite and other mineral deposits on tenements near Inverell and Cooma in New South Wales, Australia. VAC has not determined whether these tenements contain reserves that are economically recoverable. The recoverability of costs incurred for acquisition and exploration of the property will be dependent upon the discovery of economically recoverable reserves, confirmation of VAC’s interests in the underlying properties, the ability of VAC to obtain the necessary financing to satisfy the expenditure requirements and to complete the development of the property and upon future production or proceeds for the sale thereof.

As a result of the Share Exchange and Split Off, the Company succeeded to the business of VAC as its sole line of business.

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

VOLCAN HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008

(UNAUDITED) (Continued)

 NOTE – 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Development Stage Company

The Company is a development stage company as defined by Statement of Financial Accounting Standards No. 7 “Accounting and Reporting by Development Stage Enterprises” (“SFAS No. 7”). The Company has recognized no revenue, is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

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

Impairment of Long-lived Assets

Long-lived assets, which include intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable or the useful life is shorter than originally estimated.

The Company assesses the recoverability of its assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If assets are determined to be recoverable, but the useful lives are shorter than originally estimated, the net book value of the assets is depreciated over the newly determined remaining useful lives. The Company determined that there was no impairment based on management’s evaluation at September 30, 2008.

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

(UNAUDITED) (Continued)

NOTE – 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

VOLCAN HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008

(UNAUDITED) (Continued)

NOTE – 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007) “Business Combinations” (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company will adopt this standard at the beginning of the Company’s fiscal year ending December 31, 2008 for all prospective business acquisitions. The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet. SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company will adopt this standard at the beginning of the Company’s fiscal year ending December 31, 2008 for all prospective business acquisitions. The Company has not determined the effect that the adoption of SFAS No. 160 will have on the financial results of the Company.

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

NOTE – 3   STOCKHOLDERS’ EQUITY

Common Stock

On September 11, 2008, the shareholders of the Company authorized a 1 for 6.1728395 forward stock split. All share and per share data in the financial statements and related notes have been restated to give retroactive effect to the reverse stock split.

Issuance of Common Stock for Financing

On September 12, 2008, the Company completed a private placement, pursuant to which 3,631,430 shares of common stock and five-year warrants to purchase 3,631,430 shares of common stock were issued at an initial exercise price of $1.00 per share for aggregate net proceeds of $1,271,000 (the “Private Placement”).

VOLCAN HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008

(UNAUDITED) (Continued)

NOTE – 3   STOCKHOLDERS’ EQUITY (Continued)

Stock Options

On September 12, 2008, stockholders of the Company approved, by majority written consent, the adoption of the 2008 Stock Incentive Plan (the “Plan”). Under the Plan, 40,000,000 shares of common stock are reserved for the issuance of incentive stock options, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and long term incentive awards. The purpose of the plan is to provide an incentive to attract and retain officers, consultants, advisors and employees whose services are considered valuable, as well as to stimulate an active interest of such persons into our development and financial success.

On September 12, 2008, the Company granted to Australian Gemstone Mining Services Pty Ltd, its management services company, immediately vesting five-year options to purchase an aggregate of 20,000,000 shares of the Company’s common stock, at an exercise price of $1.00 per share, under such plan. In addition, the Company granted to L'Hayyim Pty Ltd warrants (the "Management Incentive Warrants") to purchase up to an aggregate of 100,000,000 shares of the Company’s common stock upon achieving certain major milestones. The Management Incentive Warrants shall vest, with respect to 20% of the shares, upon each independent verification of inferred resources of at least 100 million, 200 million, 300 million, 400 million and 500 million tons of bauxite at VAC's tenement in accordance with standards prescribed in Australia by the Joint Ore Reserves Committee ("JORC"). To the extent vested, the Management Incentive Warrants will be exercisable for five years after the applicable vesting date at an exercise price of $1.00 per share.

The fair value of the options issued to AGM, valued using the Black-Scholes valuation model on the date of issuance, were $420,000.

NOTE – 4   COMMITMENTS AND CONTINGENCIES

The Company has an obligation to pay the VAC Shareholder an amount of $1,500,000 as additional consideration in relation to the acquisition of that entity.

The Company acquired all of the outstanding shares of VAC in exchange for 90,000,000 newly issued shares of common stock together with VAC’s right to receive $1,500,000 in cash at the end of any fiscal quarter in which the Company has cash on hand of at least $5,000,000.

Management Services Agreement

The Company has entered into a Management Services Agreement with Australian Gemstone Mining Services Pty Ltd, a company owned and controlled by Pnina Feldman, a member of the Board and the Company’s Chief Executive Officer.

The Management Services Agreement was entered into as of July 1, 2008, pursuant to which 4 individuals (each a key person) provide executive and corporate services, including geological and technical expertise, to the Company.

During the term of the Management Services Agreement, the Company will pay a retainer of $175,000 per annum with respect to each key person, being the two chief geoscientists and the two executive directors for an aggregate amount of $700,000 per annum. However, the directors of Australian Gemstone Mining Services Pty Ltd have agreed not to take any payment for the two executive directors until further funds are raised and the project has an independently verified resource statement completed.

The Company is not required to pay any additional fees, including director’s fees, to Australian Gemstone Mining Services Pty Ltd or the key persons personally with respect to the services to be provided by the key persons.

VOLCAN HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008

(UNAUDITED) (Continued)

NOTE – 4   COMMITMENTS AND CONTINGENCIES (Continued)

The Agreement also requires that Australian Gemstone Mining Services Pty Ltd provide the Company with suitable fully serviced offices. The Company has obtained rights to shared office space for an amount of $14,500 per month. Australian Gemstone Mining Services Pty Ltd has agreed to accept only 50% of this amount per month until further funds are raised and the project has an independently verified resource statement verified.

Australian Gemstone Mining Services Pty Ltd may also provide additional administrative services to the Company, such as secretarial, accounting and office management services. These services will be provided on reasonable arm's-length terms as approved by the Company's independent directors.

During the quarter, required amounts have been paid, or are payable, to Australian Gemstone Mining Services Pty Ltd in accordance with the Management Services Agreement.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Events

On September 12, 2008, we completed a share exchange, pursuant to which we acquired all of the capital stock of Volcan Australia Corporation Pty Ltd, an Australian proprietary company ("VAC"), and VAC became our wholly owned subsidiary (the “Share Exchange”). In connection with the Share Exchange, we discontinued our former business and succeeded to the business of VAC as our sole line of business. For financial reporting purposes, VAC, and not us, is considered the accounting acquiror. Accordingly, the historical financial statements presented and the discussion of financial condition and results of operations herein are those of VAC and only include our financial results since September 12, 2008.

In connection with the Share Exchange, on September 12, 2008, we completed a private placement, pursuant to which we issued 3,631,430 shares of common stock and five-year warrants to purchase 3,631,430 shares of common stock at an initial exercise price of $1.00 per share for aggregate net proceeds of $1,271,000 (the “Private Placement”). All costs associated with the Share Exchange, other than financing related costs in connection with Private Placement, were expensed as incurred.

The Share Exchange has been accounted for as a reverse acquisition and recapitalization. VAC is the acquirer for accounting purposes and Volcan Holdings, Inc is the acquired company. Accordingly, VAC’s historical financial statements for periods prior to the acquisition become those of the registrant (Volcan Holdings, Inc.) retroactively restated for and giving effect to, the number of shares received in the Share Exchange. The accumulated deficit of VAC is carried forward after the acquisition. Operations reported for periods prior to the Share Exchange are those of VAC.

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

Expenses. For the three months ended September 30, 2008, we incurred $715,139 in expenses, which consisted of stock compensation, professional fees related to the Share Exchange and Private Placement and general and administrative matters.

Income Tax Expense. For the three months ended September 30, 2008, we did not recognize any income tax expense.

Other Accounts Payable. At September 30, 2008, we had other accounts payable of $1,111,065, consisting of amounts due to Australian Gemstone Mining Services Pty Ltd (“AGM”), VAC’s management services company and a related party, for the purchase of exploration and prospecting information and administration services. These amounts largely relate to work done by the geological team in making this current discovery and in identifying this opportunity for VAC. The reimbursement of these amounts are important to retain the geological expertise that is currently available to VAC for VAC's future development of these projects, which require specialist expert knowledge of this particular area and geology. The geological team is mindful of the current cash position of VAC and therefore have agreed to a staggered payment plan as detailed below that the directors believe will not materially affect the ability of VAC to carry out its initial objectives in securing an independent verification of inferred JORC resources on VAC's tenement. It is the view of the directors, that such a resource statement should in normal market conditions make VAC eligible for larger institutional funding.

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

To the extent the amount we received from the Private Placement does not cover the amount of our planned expenditures above, such expenditures will be reduced pro rata.

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

On September 12, 2008, stockholders holding 24,691,358 shares of our common stock, or 71%, approved, by majority written consent, the share exchange by and among Holdings, VAC and L’Hayyim Pty Ltd. as trustee for the L’Hayyim Trust, the sole stockholder of VAC (the “VAC Shareholder”), pursuant to which the VAC Shareholder transferred all of the issued and outstanding capital stock of VAC to Holdings in exchange for 90,000,000 newly issued shares of common stock of Holdings and a right to receive $1,500,000 in cash at the end of any fiscal quarter in which Holdings has cash on hand of at least $5,000,000.

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

———————

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOLCAN HOLDINGS, INC.

Date: January 5, 2009	By:	/s/ PNINA FELDMAN
Pnina Feldman President and Chief Executive Officer (Principal Executive Officer)

Date: January 5, 2009	By:	/s/ SHOLOM FELDMAN
Sholom Feldman
Treasurer and Secretary (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1*	Section 302 Certification by the Principal Executive Officer
31.2*	Section 302 Certification by the Principal Accounting Officer
32.1*	Section 906 Certification by the Principal Executive Officer
32.2*	Section 906 Certification by the Principal Accounting Officer

________________________
* Filed herewith