Form 10-Q
period 2008-12-31
Volcan Holdings, Inc.
filed 2009-02-17
CIK 1383116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ________ to ____________

Commission file number 333-141505

———————

VOLCAN HOLDINGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

———————

Delaware	98-0554790
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Level 34, 50 Bridge Street

Sydney, Australia, 2000

(Address of Principal Executive Offices Zip Code)

+61-2-8216-0777

(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☑

As of February 17, 2009, 103,631,428 shares of the issuer’s common stock, $0.001 par value per share, were outstanding.

VOLCAN HOLDINGS, INC.

Table of Contents

Page

PART I FINANCIAL INFORMATION

Item 1.       Financial statements.

1

Condensed Consolidated Balance Sheets as of December 31, 2008 (Unaudited)
and June 30, 2008

1

Condensed Consolidated Statements of Operations for the three months ended
December 31, 2008 and the period from June 11, 2008 (Inception) through
December 31, 2008 (Unaudited)

2

Condensed Consolidated Statements of Operations for the six months ended
December 31, 2008 and the period from June 11, 2008 (Inception) through
December 31, 2008 (Unaudited)

3

Consolidated Statement of Stockholders Equity (Deficit) for the Period from
June 11, 2008 (Inception) through December 31, 2008

4

Condensed Consolidated Statements of Cash Flows for the six months ended
December 31, 2008 and the period from June 11, 2008 (Inception) through
December 31, 2008 (Unaudited)

5

Notes To The Condensed Consolidated Financial Statements (Unaudited)

6

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

12

Item 4T.      Controls and Procedures.

17

PART II OTHER INFORMATION

Item 6.       Exhibits.

18

Signatures

19

i

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

VOLCAN HOLDINGS, INC.

(An Exploration Stage Company)

Condensed Consolidated Balance Sheets

	December 31,	June 30
	2008	2008
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$173,651	$96
Other receivables	85,373	130,624
Deposit	28,068	––
Total current assets	287,092	130,720

Intangible assets	1,070,877	1,101,027

TOTAL ASSETS	$1,357,969	$1,231,747

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$845,603	$1,449,905
Loans payable shareholder	74,839	––
Total current liabilities	920,442	1,449,905

Stockholders' Equity (Deficit):
Common stock: $0.001 par value; 300,000,000 shares authorized; 103,631,428 and 100,000,000 shares issued and outstanding, respectively	103,631	100,000
Additional paid-in capital	1,461,800	(99,904)
Deficit accumulated during exploration stage	(1,202,084)	(214,909)
Accumulated other comprehensive income (loss):
Foreign currency translation gain (loss)	74,180	(3,345)
Total stockholder’s equity (deficit)	437,527	(218,158)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,357,969	$1,231,747

See accompanying notes to financial statements.

VOLCAN HOLDINGS, INC.

(An Exploration Stage Company)

Condensed Consolidated Statements of Operations
(Unaudited)

		For The
		Period From
	For The	June 11, 2008
	Three Months	(Inception)
	Ended	Through
	December 31,	December 31,
	2008	2008
Stock compensation	$––	$420,000
Professional fees	64,302	253,672
General and administrative	93,233	413,911
Total operating expenses	157,535	1,087,583

Other (income) expenses:
Loss on foreign exchange	122,797	118,612
Interest (income)	(2,160)	(4,111)

Net loss	$(278,172)	$(1,202,084)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding – basic and diluted	103,631,428	101,967,769

See accompanying notes to financial statements.

VOLCAN HOLDINGS, INC.

(An Exploration Stage Company)

Condensed Consolidated Statements of Operations
(Unaudited)

		For The
		Period From
	For The	June 11, 2008
	Six Months	(Inception)
	Ended	Through
	December 31,	December 31,
	2008	2008
Stock compensation	$420,000	$420,000
Professional fees	253,672	253,672
General and administrative	199,002	413,911
Total operating expenses	872,674	1,087,583

Other (income) expenses:
Loss on foreign exchange	118,612	118,612
Interest (income)	(4,111)	(4,111)

Net loss	$(987,175)	$(1,202,084)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding – basic and diluted	102,170,962	101,967,769

See accompanying notes to financial statements.

VOLCAN HOLDINGS, INC.

(An Exploration Stage Company)

Consolidated Statement of Stockholders Equity (Deficit)
For the Period from June 11, 2008 (Inception) through December 31, 2008

					Other Comprehensive Income (Loss)
	Common Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During Exploration Stage	Foreign Currency Translation Gain (Loss)	Total
Balance, June 11, 2008 (inception)	5,620,000	$5,620	$19,380	$––	$––	$25,000

Effect of 1 for 6.1728395 forward stock split	29,071,358	29,071	(29,071)			––

Issuance of common stock in connection with reverse acquisition	90,000,000	90,000	(114,904)			(24,904)

Cancellation of common stock in connection with reverse acquisition	(24,691,358)	(24,691)	24,691			––

Comprehensive loss
Net loss				(214,909)		(214,909)
Foreign currency translation loss					(3,345)	(3,345)
Total comprehensive loss						(218,254)

Balance June 30, 2008	100,000,000	100,000	(99,904)	(214,909)	(3,345)	(218,158)

Issuance of common stock for cash (net of costs of $125,666)	3,631,428	3,631	1,105,135			1,108,766

Issuance of warrants in connection with common stock			36,569			36,569

Options issued for services			420,000			420,000

Comprehensive loss
Net loss				(987,175)		(987,175)
Foreign currency translation gain					77,525	77,525
Total comprehensive loss						(909,650)

Balance, December 31, 2008	103,631,428	$103,631	$1,461,800	$(1,202,084)	$74,180	$437,527

See accompanying notes to financial statements.

VOLCAN HOLDINGS, INC.

(An Exploration Stage Company)

Condensed Consolidated Statements of Cash Flows

		For The
		Period From
	For The	June 11, 2008
	Six Months	(Inception)
	Ended	Through
	December 31,	December 31,
	2008	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(987,175)	$(1,202,084)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Stock compensation	420,000	420,000
Changes in operating assets and liabilities
Deposit	(28,068)	(28,068)
Other receivables	45,251	(85,373)
Accounts payable	(604,302)	845,603
Net Cash Provided By (Used In) Operating Activities	(1,154,294)	(49,922)

CASH FLOWS FROM INVESTING ACTIVITIES
Exploration and prospecting	30,150	(1,070,877)

CASH FLOWS FROM FINANCING ACTIVITIES

Sale of common stock, net of costs	1,145,335	1,145,431
Loan payable shareholder	74,839	74,839
Net Cash Provided By Financing Activities	1,220,174	1,220,270

EFFECT OF EXCHANGE RATE CHANGES ON CASH	77,525	74,180

NET INCREASE IN CASH	173,555	173,651

CASH AT BEGINNING OF YEAR	96	––
CASH AT END OF YEAR	$173,651	$173,651

See accompanying notes to financial statements.

VOLCAN HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2008
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

NOTE – 2

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim financial statements for the three and six month periods ended December 31, 2008, and the period from June 11, 2008 (Inception) through December 31, 2008 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year. These financial statements should be read in conjunction with the information filed as part of the Company’s Report on Form 8-K which filed on September 17, 2008.

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

Impairment of Long-lived Assets

Long-lived assets, which include intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable or the useful life is shorter than originally estimated.

The Company assesses the recoverability of its assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If assets are determined to be recoverable, but the useful lives are shorter than originally estimated, the net book value of the assets is depreciated over the newly determined remaining useful lives. The Company determined that there was no impairment based on management’s evaluation at December 31, 2008.

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

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128. “Earnings per Share” (“SFAS No. 128”). Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were 20,000,000 options outstanding as of December 31, 2008, which were excluded from the calculation because their effect would be antidilutive.

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

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, which clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. It also defines fair value and established a hierarchy that prioritizes the information used to develop assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure many financial instruments and certain other items at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The decision to elect the fair value option is determined on an instrument-by-instrument basis, should be applied to an entire instrument and is irrevocable. Assets and liabilities measured at fair values pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using other measurement attributes. SFAS No. 159 is effective as of the beginning of our 2008 fiscal year. The adoption of SFAS No. 159 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51”. SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of SFAS No. 160 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”, which replaces FASB SFAS 141, “Business Combinations”. This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS No. 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition. SFAS No. 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date. This compares to the cost allocation method previously required by SFAS No. 141. SFAS No. 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met. Finally, SFAS No. 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date. This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008. Early adoption of this standard is not permitted and the standards are to be applied prospectively only. Upon adoption of this standard, there would be no impact to our results of operations and financial condition for acquisitions previously completed. The adoption of SFAS No. 141R is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In January 2008, the Securities and Exchange Commission released Staff Accounting Bulletin (“SAB”) No. 110, which amends SAB No. 107 which provided a simplified approach for estimating the expected term of a “plain vanilla” option, which is required for application of the Black-Scholes option pricing model (and other models) for valuing share options. At the time, the Securities and Exchange Commission acknowledged that, for companies choosing not to rely on their own historical option exercise data (i.e., because such data did not provide a reasonable basis for estimating the term), information about exercise patterns with respect to plain vanilla options granted by other companies might not be available in the near term; accordingly, in SAB No. 107, the Securities and Exchange Commission permitted use of a simplified approach for estimating the term of plain vanilla options granted on or before December 31, 2007. The information concerning exercise behavior that the Securities and Exchange Commission contemplated would be available by such date has not materialized for many companies. Thus, in SAB No. 110, the Securities and Exchange Commission continues to allow use of the simplified rule for estimating the expected term of plain vanilla options until such time as the relevant data becomes widely available. The Company does not expect the adoption of SAB No. 110 to have a material impact on our financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133.” SFAS No. 161 establishes the disclosure requirements for derivative instruments and for hedging activities with the intent to provide financial statement users with an enhanced understanding of the entity’s use of derivative instruments, the accounting of derivative instruments and related hedged items under Statement 133 and its related interpretations, and the effects of these instruments on the entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company does not expect the adoption of SFAS No. 161 to have a material impact on our financial position, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact of FSP 142-3, but does not expect the adoption of this pronouncement will have a material impact on our financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is currently evaluating the impact of SFAS No. 162, but does not expect the adoption of this pronouncement will have a material impact on our financial position, results of operations or cash flows.

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

On September 12, 2008, the Company granted to Australian Gemstone Mining Services Pty Ltd, its management services company, immediately vesting five-year options to purchase an aggregate of 20,000,000 shares of the Company’s common stock, at an exercise price of $1.00 per share, under such plan. In addition, the Company granted to L'Hayyim Pty Ltd warrants (the “Management Incentive Warrants”) to purchase up to an aggregate of 100,000,000 shares of the Company’s common stock upon achieving certain major milestones. The Management Incentive Warrants shall vest, with respect to 20% of the shares, upon each independent verification of inferred resources of at least 100 million, 200 million, 300 million, 400 million and 500 million tons of bauxite at VAC's tenement in accordance with standards prescribed in Australia by the Joint Ore Reserves Committee ("JORC"). To the extent vested, the Management Incentive Warrants will be exercisable for five years after the applicable vesting date at an exercise price of $1.00 per share.

The fair value of the options issued to AGM, valued using the Black-Scholes valuation model on the date of issuance, was $420,000.

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

We adopted the provisions of the Financial Accounting Standards Board (the “FASB”) Interpretation No. 48; “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments. At December 31, 2008, we did not record any liabilities for uncertain tax positions.

Exploration Stage Company. Guide 7 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), “Description of Property by Issuers Engaged or to be Engaged in Significant Mining Operations” requires that mining companies in the exploration stage should not refer to themselves as development stage companies in their financial statements, even though such companies should comply with FASB No. 7, if applicable. We are an exploration stage company under Guide 7 of the Exchange Act and accordingly, we have not been referred to as a development stage company in our financial statements. The balance sheet, statement of operations, statement of equity and statement of cash flows are all presented as those of an exploration stage company at December 31, 2008 and for the period from June 11, 2008 (inception) to December 31, 2008.

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

Emerging Issues Task Force (“EITF”) No. 04-2, “Whether Mineral Rights are Tangible or Intangible Assets,” establishes mineral rights as tangible assets, whereby the aggregate carrying amount of such mineral rights should be reported as a separate component of property, plant and equipment. At December 31, 2008, we had no such tangible assets nor any related depletion expense. The term mineral rights is defined as the legal right to explore, extract, and retain at least a portion of the benefits from mineral deposits.

Environmental Remediation Costs. Environmental remediation costs are accrued based on estimates of known environmental remediation exposure. Such accruals are recorded even if significant uncertainties exist over the ultimate cost of the remediation. It is reasonably possible that our estimates of reclamation liabilities, if any, could change as a result of changes in regulations, extent of environmental remediation required, means of reclamation or cost estimates. Ongoing environmental compliance costs, including maintenance and monitoring costs, are expensed as incurred. There were no environmental remediation costs accrued at December 31, 2008.

Financial Statement Impact of these Critical Accounting Policies and Estimates. We are still in the exploration stage and have had nominal operations to date. These critical policies and estimates have not materially impacted our financial statements given our limited operations.

There has been no change in any critical policies or estimates since our inception.

Results of Operations

Period Ended December 31, 2008

Revenues. For the three and six months ended December 31, 2008, we did not recognize any revenue.

Expenses. For the three months ended December 31, 2008, we incurred $157,535 in expenses, which consisted of $64,301 of professional fees related to executive services and $93,233 of general and administrative matters, which consisted primarily of payments related to rent and investor relations expenses. In contrast, for the six months ended December 31, 2008, we incurred $872,674 in expenses, which consisted of $420,000 of stock compensation, $253,672 of professional fees, which consisted of $86,390 of legal expenses and $167,282 of payments for executive services, and $199,002 of general and administrative matters, which consisted primarily of payments related to rent, travel, investor relations expenses.

Income Tax Expense. For the three and six months ended December 31, 2008, we did not recognize any income tax expense.

Accounts Payable. At December 31, 2008, we had accounts payable of $845,603, consisting of amounts due to Australian Gemstone Mining Services Pty Ltd (“AGM”), VAC’s management services company and a related party, for the purchase of exploration and prospecting information and administration services. These amounts largely relate to work done by the geological team in making this current discovery and in identifying this opportunity for VAC. The reimbursement of these amounts is important to retain the geological expertise that is currently available to VAC for VAC's future development of these projects, which require specialist expert knowledge of this particular area and geology. The geological team is mindful of the current cash position of VAC and therefore has agreed to a staggered payment plan as detailed below that the directors believe will not materially affect the ability of VAC to carry out its initial objectives in securing an independent verification of inferred JORC resources on VAC's tenement. It is the view of the directors, that such a resource statement should in normal market conditions make VAC eligible for larger institutional funding.

Liquidity and Capital Resources

At December 31, 2008, we had cash and cash equivalents of $173,651. Based on our cash flow projections, we believe that we have sufficient cash to satisfy our cash needs for approximately two months. We will need to raise additional capital of at least $500,000 to enable us to have sufficient capital liquidity to complete the initial field program to a level where we should be able to secure an independent resource statement to JORC standard, which should in ordinary market conditions make VAC eligible for larger institutional funding. If we are unable to raise additional funds on a timely basis or at all, any progress with respect to our exploration activities may be adversely affected.

Over the next twelve months, we intend to use our cash on hand, together with any cash we are able to raise in the future, on exploring the geology of our tenement holdings through:

Drilling, sampling and sub-surface mapping. We intend to spend approximately $1,500,000 to perform drilling and sampling of bauxite deposits that we identify on our tenement holdings.

Payment to Shareholder. Pursuant to the terms of the Share Exchange, we have agreed to pay $1.5 million to L'Hayyim Pty Ltd as trustee for The L'Hayyim Trust, our principal shareholder, at the end of the first fiscal quarter in which we have cash on hand of at least $5 million. It is unlikely for this to be achieved over the next twelve months, and therefore unlikely that any such payment will be made in this initial period.

Related Party Transaction. We used approximately $500,000 of our Private Placement proceeds to repay our obligations in the amount of $1.4 million to AGM, arising out of the purchase of exploration and prospecting information and administration services. The remaining funds will be repaid when more funds are raised, and/or when our liquidity allows.

Other expected uses of proceeds. Our other expected uses of cash during the next twelve months are for our general and administrative expenses, including $440,000 of payments to AGM pursuant to our Management Services Agreement for rent, the wages of the expert geological team and their basic office expenses. In addition, we are obligated to pay AGM an additional $350,000 for the services of our executive officers. Finally, we are obligated to make payments to one of our directors in the amount of $50,000 per year. To date, in light of our current financial situation, AGM has agreed to defer any payments to it with respect to the services of our officers and directors. In addition, our director has agreed to defer any payments owed to him until our liquidity situation improves.

To the extent our cash on hand, together with any cash we are able to raise in the future, does not cover the amount of our planned expenditures above, the expenditures listed above will be reduced pro rata.

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

Recent Accounting Pronouncements

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

In January 2008, the Securities and Exchange Commission released Staff Accounting Bulletin (“SAB”) No. 110, which amends SAB No. 107 which provided a simplified approach for estimating the expected term of a “plain vanilla” option, which is required for application of the Black-Scholes option pricing model (and other models) for valuing share options. At the time, the Securities and Exchange Commission acknowledged that, for companies choosing not to rely on their own historical option exercise data (i.e., because such data did not provide a reasonable basis for estimating the term), information about exercise patterns with respect to plain vanilla options granted by other companies might not be available in the near term; accordingly, in SAB No. 107, the Securities and Exchange Commission permitted use of a simplified approach for estimating the term of plain vanilla options granted on or before December 31, 2007. The information concerning exercise behavior that the Securities and Exchange Commission contemplated would be available by such date has not materialized for many companies. Thus, in SAB No. 110, the Securities and Exchange Commission continues to allow use of the simplified rule for estimating the expected term of plain vanilla options until such time as the relevant data becomes widely available. We do not expect the adoption of SAB No. 110 to have a material impact on our financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133.” SFAS No. 161 establishes the disclosure requirements for derivative instruments and for hedging activities with the intent to provide financial statement users with an enhanced understanding of the entity’s use of derivative instruments, the accounting of derivative instruments and related hedged items under Statement 133 and its related interpretations, and the effects of these instruments on the entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. We do not expect the adoption of SFAS No. 161 to have a material impact on our financial position, results of operations or cash flows.

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

Item 4T.

Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Treasurer, our principal executive and principal financial officers, respectively, we have evaluated the effectiveness of our disclosure controls and procedures as required by Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Treasurer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.

Exhibits.

Exhibit No.	Description
31.1*	Section 302 Certification by the Principal Executive Officer
31.2*	Section 302 Certification by the Principal Financial Officer
32.1*	Section 906 Certification by the Principal Executive Officer
32.2*	Section 906 Certification by the Principal Financial Officer

________________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOLCAN HOLDINGS, INC.

Date: February 13, 2009	By:	/s/ PNINA FELDMAN
Pnina Feldman
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 13, 2009	By:	/s/ SHOLOM FELDMAN
Sholom Feldman
Treasurer and Secretary (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1*	Section 302 Certification by the Principal Executive Officer
31.2*	Section 302 Certification by the Principal Financial Officer
32.1*	Section 906 Certification by the Principal Executive Officer
32.2*	Section 906 Certification by the Principal Financial Officer

________________________
* Filed herewith