Form 10-Q
period 2009-03-31
Volcan Holdings, Inc.
filed 2009-05-20
CIK 1383116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ____________

Commission file number 333-141505

VOLCAN HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)
Delaware	98-0554790
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Level 34, 50 Bridge Street Sydney, Australia	2000
(Address of Principal Executive Offices)	(Zip Code)

+61-2-8216-0777
(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [ X ]

As of May 20, 2009, 103,745,765 shares of the issuer’s common stock, $0.001 par value per share, were outstanding.

VOLCAN HOLDINGS, INC.

i

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

VOLCAN HOLDINGS, INC.

(An Exploration Stage Company)

Condensed Consolidated Balance Sheets

	December 31,	June 30
	2008	2008
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$96,937	$96
Other receivables	88,056	130,624
Deposit	27,824	––
Total current assets	212,817	130,720

Intangible assets	1,124,238	1,101,027

TOTAL ASSETS	$1,337,055	$1,231,747

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$1,056,762	$1,449,905
Loans payable shareholder	74,188	––
Total current liabilities	1,130,950	1,449,905

Stockholders' Equity (Deficit):
Common stock: $0.001 par value; 300,000,000 shares authorized; 103,745,765 and 100,000,000 shares issued and outstanding, respectively	103,746	100,000
Additional paid-in capital	1,501,703	(99,904)
Deficit accumulated during exploration stage	(1,276,222)	(214,909)
Accumulated other comprehensive income (loss):
Foreign currency translation gain (loss)	(123,122)	(3,345)
Total stockholder’s equity (deficit)	206,105	(218,158)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,337,055	$1,231,747

See accompanying notes to the financial statements.

VOLCAN HOLDINGS, INC.

(An Exploration Stage Company)

Condensed Consolidated Statements of Operations

 (Unaudited)

		For The
		Period From
	For The	June 11, 2008
	Three Months	(Inception)
	Ended	Through
	March 31,	March 31,
	2009	2009

Stock compensation	$––	$420,000
Professional fees	43,530	297,202
General and administrative	149,424	563,335
Total operating expenses	192,954	1,280,537

Other (income) expenses:
Loss on foreign exchange	(118,611)	1
Interest (income)	(205)	(4,316)

Net loss	$(74,138)	$(1,276,222)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding – basic and diluted	103,667,000	102,266,626

See accompanying notes to the financial statements.

VOLCAN HOLDINGS, INC.

(An Exploration Stage Company)

Condensed Consolidated Statements of Operations

 (Unaudited)

		For The
		Period From
	For The	June 11, 2008
	Nine Months	(Inception)
	Ended	Through
	March 31,	March 31,
	2009	2009

Stock compensation	$420,000	$420,000
Professional fees	972,202	297,202
General and administrative	348,426	563,335
Total operating expenses	1,065,628	1,280,537

Other (income) expenses:
Loss on foreign exchange	1	1
Interest (income)	(4,316)	(4,316)

Net loss	$(1,061,313)	$(1,276,222)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding – basic and diluted	102,423,800	102,266,626

See accompanying notes to the financial statements.

VOLCAN HOLDINGS, INC.

(An Exploration Stage Company)

Consolidated Statement of Stockholders’ Equity

For the Period from June 11, 2008 (Inception) through March 31, 2009

					Other Comprehensive Income (Loss)
	Common Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During Exploration Stage	Foreign Currency Translation Gain (Loss)	Total
Balance, June 11, 2008 (inception)	5,620,000	$5,620	$19,380	$––	$––	$25,000

Effect of 1 for 6.1728395 forward stock split	29,071,358	29,071	(29,071)			––

Issuance of common stock in connection with reverse acquisition	90,000,000	90,000	(114,904)			(24,904)

Cancellation of common stock in connection with reverse acquisition	(24,691,358)	(24,691)	24,691			––

Comprehensive loss
Net loss				(214,909)		(214,909)
Foreign currency translation loss					(3,345)	(3,345)
Total comprehensive loss						(218,254)

Balance June 30, 2008	100,000,000	100,000	(99,904)	(214,909)	(3,345)	(218,158)

Issuance of common stock and warrants for cash (net of costs of $125,666)	3,745,765	3,746	1,145,038			1,148,784

Issuance of warrants in connection with common stock			36,569			36,569

Options issued for services			420,000			420,000

Comprehensive loss
Net loss				(1,061,313)		(1,061,313)
Foreign currency translation gain					(119,777)	(119,777)
Total comprehensive loss						(1,181,090)

Balance, March 31, 2009	103,631,428	$103,746	$1,501,703	$(1,276,222)	$(123,122)	$206,105

See accompanying notes to the financial statements.

VOLCAN HOLDINGS, INC.

(An Exploration Stage Company)

Condensed Consolidated Statements of Cash Flows

		For The
		Period From
	For The	June 11, 2008
	Nine Months	(Inception)
	Ended	Through
	March 31,	March 31,
	2009	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,061,313)	$(1,276,222)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Stock compensation	420,000	420,000
Changes in operating assets and liabilities
Deposit	(27,824)	(27,824)
Other receivables	42,568	(88,056)
Accounts payable	(393,143)	1,056,762
Net Cash Provided By (Used In) Operating Activities	(1,019,712)	84,660

CASH FLOWS FROM INVESTING ACTIVITIES
Exploration and prospecting	(23,211)	(1,124,238)

CASH FLOWS FROM FINANCING ACTIVITIES

Sale of common stock, net of costs	1,185,353	1,185,449
Loan payable shareholder	74,188	74,188
Net Cash Provided By Financing Activities	1,259,541	1,259,637

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(119,777)	(123,122)

NET INCREASE IN CASH	96,841	96,937

CASH AT BEGINNING OF YEAR	96	––
CASH AT END OF YEAR	$96,937	$96,937

See accompanying notes to the financial statements.

VOLCAN HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2008

(UNAUDITED)

NOTE – 1

NATURE OF OPERATIONS

The Company is an exploration stage company and its principal operation is the conducting of exploration for Bauxite and other minerals in Australia via its wholly owned subsidiary company Volcan Australia Corporation Pty Ltd. The current focus is on the exploration for Bauxite and other mineral deposits on tenements near Inverell in the northwestern region of New South Wales, Australia. The Company has not determined whether these tenements contain reserves that are economically recoverable. The recoverability of costs incurred for acquisition and exploration of the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interests in the underlying properties, the ability of the Company to obtain the necessary financing to satisfy the expenditure requirements and to complete the development of the property and upon future production or proceeds for the sale thereof.

NOTE – 2

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim financial statements for the three and nine month periods ended March 31, 2009, and the period from June 11, 2008 (Inception) through December 31, 2008 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year. These financial statements should be read in conjunction with the information filed as part of the Company’s Report on Form 8-K which filed on September 17, 2008.

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

On March 3, 2009, the Company entered into a subscription agreement with Eliezer Labkowsky pursuant to which the Company sold Mr. Labkowsky (i) 31,429 shares of common stock and (ii) a five-year warrant to purchase 31,429 shares of common stock at an exercise price of $1.00 per share in exchange for aggregate gross proceeds of $11,000.

On March 3, 2009, the Company entered into a subscription agreement with Schneur Z. Schapiro pursuant to which the Company sold Mr. Schapiro (i) 35,714 shares of common stock and (ii) a five-year warrants to purchase 35,714 shares of common stock at an exercise price of $1.00 per share in exchange for aggregate gross proceeds of $12,500.

In addition to the sales of the Company’s common stock and warrants on March 3, 2009, the Company sold an additional 47,194 shares of common stock for $16,518.

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

On September 12, 2008, Holdings granted to Australian Gemstone Mining Services Pty Ltd, its management services company ("AGM"), immediately vesting five-year options to purchase an aggregate of 20,000,000 shares of Holdings' common stock, at an exercise price of $1.00 per share, under such plan. In addition, Holdings has agreed to grant to L'Hayyim Pty Ltd warrants (the "Management Incentive Warrants") to purchase up to an aggregate of 100,000,000 shares of Holdings' common stock upon achieving certain major milestones. The Management Incentive Warrants shall vest, with respect to 20% of the shares, upon independent verification of inferred resources of at least 100 million, 200 million, 300 million, 400 million and 500 million tons of bauxite at VAC's tenement in accordance with standards prescribed in Australia by the Joint Ore Reserves Committee ("JORC"). To the extent vested, the Management Incentive Warrants will be exercisable for five years after the applicable vesting date at an exercise price of $1.00 per share.

The fair value of the options issued to AGM, valued using the Black-Scholes valuation model, on the date of issuance, was $420,000.

NOTE – 4

COMMITMENTS AND CONTINGENCIES

The Company has an obligation to pay the vendors of Volcan Australia Pty Ltd an amount of $1,500,000 as additional consideration in relation to the acquisition of that entity.

The Company acquired Volcan Australia Pty Ltd in exchange for  90,000,000 newly issued shares of common stock together with Volcan’s right to receive $1,500,000 in cash at the end of any fiscal quarter in which the Company has cash on hand of at least $5,000,000.

Management Services Agreement

The Company has entered into a Management Services Agreement with Australian Gemstone Mining Services Pty Ltd, a company owned and controlled by Pnina Feldman, a member of the Board.

The Management Services Agreement was entered into as of 1 July 2008, pursuant to which 4 individuals (each a key person) provide executive and corporate services, including geological and technical expertise, to the Company.

During the term of the Management Services Agreement the Company will pay a retainer of $175,000 per annum with respect to each key person, being the two chief geoscientists and the two executive directors for an aggregate amount of $700,000 per annum. However, the directors of Australian Gemstone Mining Services Pty Ltd have agreed not to take any payment for the two executive directors until further funds are raised and the Project has an independently verified resource statement completed.

The Company is not required to pay any additional fees, including director’s fees, to Australian Gemstone Mining Services Pty Ltd or the key persons personally with respect to the services to be provided by the key persons.

The Agreement also requires that Australian Gemstone Mining Services Pty Ltd provides the Company with suitable fully serviced   offices. The Company has obtained rights to shared office space for an amount of $14,500 per month. The directors have agreed to accept only 50% of this amount per month until further funds are raised and the Project has an independently verified resource statement verified.

Australian Gemstone Mining Services Pty Ltd may also provide additional administrative services to the Company, such as secretarial, accounting and office management services. These services will be provided on reasonable arm's-length terms as approved by the Company's independent directors.

During the quarter the following amounts have been paid, or are  payable to, Australian Gemstone Mining Services Pty Ltd in  accordance with the Agreement:

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

In the first quarter of 2009 we sold to investors (i) 114,337 shares of common stock and (ii) five-year warrants to purchase 114,337 shares of common stock at an exercise price of $1.00 per share in exchange for aggregate gross proceeds of $40,018.

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

We adopted the provisions of the Financial Accounting Standards Board (the “FASB”) Interpretation No. 48; “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments. At March 31, 2009, we did not record any liabilities for uncertain tax positions.

Exploration Stage Company. Guide 7 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), “Description of Property by Issuers Engaged or to be Engaged in Significant Mining Operations” requires that mining companies in the exploration stage should not refer to themselves as development stage companies in their financial statements, even though such companies should comply with FASB No. 7, if applicable. We are an exploration stage company under Guide 7 of the Exchange Act and accordingly, we have not been referred to as a development stage company in our financial statements. The balance sheet, statement of operations, statement of equity and statement of cash flows are all presented as those of an exploration stage company at March 31, 2009 and for the period from June 11, 2008 (inception) to March 31, 2009.

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

Emerging Issues Task Force (“EITF”) No. 04-2, “Whether Mineral Rights are Tangible or Intangible Assets,” establishes mineral rights as tangible assets, whereby the aggregate carrying amount of such mineral rights should be reported as a separate component of property, plant and equipment. At March 31, 2009, we had no such tangible assets nor any related depletion expense. The term mineral rights is defined as the legal right to explore, extract, and retain at least a portion of the benefits from mineral deposits.

Environmental Remediation Costs. Environmental remediation costs are accrued based on estimates of known environmental remediation exposure. Such accruals are recorded even if significant uncertainties exist over the ultimate cost of the remediation. It is reasonably possible that our estimates of reclamation liabilities, if any, could change as a result of changes in regulations, extent of environmental remediation required, means of reclamation or cost estimates. Ongoing environmental compliance costs, including maintenance and monitoring costs, are expensed as incurred. There were no environmental remediation costs accrued at March 31, 2009.

Financial Statement Impact of these Critical Accounting Policies and Estimates. We are still in the exploration stage and have had nominal operations to date. These critical policies and estimates have not materially impacted our financial statements given our limited operations.

There has been no change in any critical policies or estimates since our inception.

Results of Operations

Period Ended March 31, 2009

Revenues. For the three and nine months ended March 31, 2009, we did not recognize any revenue.

Expenses. For the three months ended March 31, 2009, we incurred $192,954 in expenses, which consisted of $43,530 of professional fees related to executive services and $149,424 of general and administrative matters, which consisted primarily of payments related to rent and investor relations expenses. In contrast, for the nine months ended March 31, 2009, we incurred $1,065,628 in expenses, which consisted of $420,000 of stock compensation, $297,202 of professional fees and $348,426 of general and administrative matters, which consisted primarily of payments related to rent, travel, investor relations expenses.

Income Tax Expense. For the three and nine months ended March 31, 2009, we did not recognize any income tax expense.

Accounts Payable. At March 31, 2009, we had accounts payable of $1,056,762, consisting of amounts due to Australian Gemstone Mining Services Pty Ltd (“AGM”), VAC’s management services company and a related party, for the purchase of exploration and prospecting information and administration services. These amounts largely relate to work done by the geological team in making this current discovery and in identifying this opportunity for VAC. The reimbursement of these amounts is important to retain the geological expertise that is currently available to VAC for VAC's future development of these projects, which require specialist expert knowledge of this particular area and geology. The geological team is mindful of the current cash position of VAC and therefore has agreed to a staggered payment plan as detailed below that the directors believe will not materially affect the ability of VAC to carry out its initial objectives in securing an independent verification of inferred JORC resources on VAC's tenement. It is the view of the directors, that such a resource statement should in normal market conditions make VAC eligible for larger institutional funding.

Liquidity and Capital Resources

At March 31, 2009, we had cash and cash equivalents of $96,937. Based on our cash flow projections, we believe that we have sufficient cash to satisfy our cash needs for approximately three months. We will need to raise additional capital of at least $500,000 to enable us to have sufficient capital liquidity to complete the initial field program to a level where we should be able to secure an independent resource statement to JORC standard, which should in ordinary market conditions make VAC eligible for larger institutional funding. If we are unable to raise additional funds on a timely basis or at all, any progress with respect to our exploration activities may be adversely affected.

Over the next twelve months, we intend to use our cash on hand, together with any cash we are able to raise in the future, on exploring the geology of our tenement holdings through:

Drilling, sampling and sub-surface mapping. We intend to spend approximately $1.5 million to perform drilling and sampling of bauxite deposits that we identify on our tenement holdings.

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

Item 4T.

Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Treasurer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Treasurer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

On February 1, 2009, we entered into a subscription agreement with Quality Housing LLC pursuant to which we sold (i) 47,194 shares of common stock and (ii) a five-year warrant to purchase 47,194 shares of common stock at an exercise price of $1.00 per share in exchange for aggregate gross proceeds of $16,518.

The shares of common stock and warrants sold to Quality Housing LLC were not registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act, and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering. Quality Housing LLC was an “accredited investor” as such term is defined in Regulation D under the Securities Act.

Use of Proceeds

We intend to use the proceeds from this transaction for general corporate purposes.

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

VOLCAN HOLDINGS, INC.

Date:	May 20, 2009	By:	/s/ Pnina Feldman
Pnina Feldman
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 20, 2009	By:	/s/ Sholom Feldman
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