Form 10-K
period 2009-06-30
Volcan Holdings, Inc.
filed 2009-10-29
CIK 1383116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
____________________

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: June 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission file number: 333-141505

Volcan Holdings, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	98-0554790
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

Level 34, 50 Bridge Street Sydney, Australia	2000
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: + 61-2-8216-0777

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:  None

____________________________
(Title of Class)
________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☑  No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past  90days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
(check one)

Large accelerated filer.	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates, computed by reference to the average bid and asked price of such stock, as of December 31, 2008 was approximately $1,725,057,213 (for purposes of determination of the aggregate market value, only directors, executive officers and 10% or greater stockholders have been deemed affiliates.)

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of October 29, 2009 was 103,995,765 shares.

PART I
Item 1 Business.

Corporate History

    Our wholly owned operating subsidiary, Volcan Australia Corporation Pty Ltd, an Australian proprietary company (“VAC”), was formed in Australia on June 11, 2008 for the purpose of conducting bauxite and other mineral exploration activities.  Dunn Mining Inc. (“Dunn Mining”) was incorporated on April 4, 2006 in Nevada, for the purpose of acquiring and exploring mineral properties for economically recoverable reserves. Dunn Mining previously owned a 100% interest in one mineral claim that had lapsed and was reviewing other potential acquisitions in the resource and non-resource sectors.  On September 11, 2008, Dunn Mining was merged with and into Volcan Holdings, Inc., a Delaware corporation (“Holdings”), for the purpose of changing its state of incorporation to Delaware from Nevada, changing its name and effectuating a 1-for-6.1728395 forward stock-split, all pursuant to a Certificate of Ownership and Merger and Articles of Merger, each dated September 11, 2008 and approved by stockholders on September 11, 2008.

    On September 12, 2008, Holdings entered into a Share Exchange Agreement (the “Exchange Agreement”) by and among Holdings, VAC and L’Hayyim Pty Ltd as trustee for The L’Hayyim Trust, the holder of all of the outstanding capital stock of VAC (the “VAC Shareholder”). Upon closing of the transaction contemplated under the Exchange Agreement (the “Share Exchange”), on September 12, 2008, the VAC Shareholder transferred all of the issued and outstanding capital stock of VAC to Holdings in exchange for 90,000,000 newly issued shares of common stock of Holdings and the right to receive the $1,500,000 in cash at the end of any fiscal quarter in which Holdings has cash on hand of at least $5,000,000. Such Share Exchange caused VAC to become a wholly owned subsidiary of Holdings.  In connection with the Share Exchange, Holdings sold 36.3143 of its “Units” in a private placement offering to accredited investors (the “Private Placement”), with each Unit consisting of 100,000 shares of common stock of Holdings and a five year warrant to purchase 100,000 shares of common stock for $1.00 per share, for a purchase price of $35,000 per Unit.  Immediately following the Share Exchange, under the terms of a split-off agreement, Holdings transferred all of its pre-Share Exchange assets and liabilities to its wholly owned subsidiary, Dunn Mining Holdings, Inc. (“SplitCo”), a Delaware corporation.   Thereafter, pursuant to a stock purchase agreement, Holdings transferred all of the outstanding capital stock of SplitCo to its then-majority stockholder in exchange for the cancellation of such stockholder’s interest in Holdings.

    After the Share Exchange and the split-off, Holdings succeeded to the business of VAC as its sole line of business, the size of Holdings’ Board of Directors was increased from one director to three directors, Holdings’ then-current sole officer and director resigned and Pnina Feldman, Sholom Feldman and Paul Stephenson were appointed to Holdings’ Board of Directors.  Pnina Feldman was appointed as Chief Executive Officer, President and Chairman of the Board of Directors and Sholom Feldman was appointed as Principal Accounting Officer, Treasurer and Secretary.

Overview

    We are a mineral exploration company that intends to explore prospective bauxite deposits in New South Wales, Australia and Queensland, Australia. We are an exploration stage company that has not generated any revenue to date and we do not expect to start generating any revenue in the immediate future.

    The New South Wales Department of Primary Industries granted VAC the exclusive right to explore approximately 5,000 square kilometers of prospective ground along the eastern Australian Great Dividing Range.  In addition, VAC has applied for the right to explore an additional 4,000 square kilometers of land along the eastern Australian Great Dividing Range in Queensland from the Queensland Department of Mines and Energy. While our geologists have identified prospective deposits within these regions that we believe may contain a substantial amount of high grade bauxite, the extent of such bauxite has not been identified to standards issued by Australia’s Joint Ore Reserves Committee (“JORC”). We intend to work with a reputable independent geological consulting firm in conducting a field assessment program aimed at defining a JORC compliant resource.

About Bauxite

    Bauxite is a naturally occurring, heterogeneous material composed primarily of one or more aluminum hydroxide minerals, plus various mixtures of silica, iron oxide, titania, aluminosilicate, and other impurities in minor or trace amounts. The principal aluminum hydroxide minerals found in varying proportions with bauxites are gibbsite and the polymorphs boehmite and diaspore. Bauxites are typically classified according to their intended commercial application: abrasive, cement, chemical, metallurgical, refractory, etc. According to the United States Geological Survey, the bulk of world bauxite production (approximately 85%) is used as feed for the manufacture of alumina through a wet chemical caustic leach method commonly known as the Bayer process. Subsequently, the majority of the resulting alumina produced from this refining process is in turn employed as the feedstock for the production of aluminum metal by the electrolytic reduction of alumina in a molten bath of natural or synthetic cryolite (Na3AlF6), the Hall-Héroult process.

General Bauxite Formation

    Because it is a mixture of minerals, bauxite itself is a rock, not a mineral. Bauxite is reddish-brown, white, tan, and tan-yellow. It is dull to earthy in luster and can look like clay or soil. Bauxite forms when silica in aluminum-bearing rocks (that is, rocks with a high content of the mineral feldspar) is washed away (leached). This alteration process occurs in tropical and subtropical weathering climates, or in a volcanic environment.

    Lateritic bauxites (silicate bauxites) are distinguished from karst bauxites (carbonate bauxites). The early discovered carbonate bauxites occur predominantly in Europe and Jamaica above carbonate rocks (limestone and dolomite), where they were understood to be formed by lateritic weathering and residual accumulation of intercalated clays or of clayey dissolution residues of the limestone.

    The lateritic bauxites occur in many countries of the tropical belt. They were understood to be formed by lateritization of various silicate rocks such as granite, gneiss, basalt, syenite and shale. Compared with iron-rich laterites, the formation of bauxites demands even more intense weathering conditions with a very good drainage. This enables dissolution of kaolinite and precipitation of gibbsite. Zones with highest aluminium content are frequently located below a ferruginous surface layer. The aluminium hydroxide in the lateritic bauxite deposits is almost exclusively gibbsite.

Production Trends

    In 2008, Australia was the top producer of bauxite with almost one-third of the world’s share, followed by China, Brazil, India and Guinea.

Our Bauxite Prospects

    Our granted exploration tenement in New South Wales comprises two separate project areas along the eastern Australian Great Dividing Range, which include the New England Project (over 1,000 km2 granted on February 23, 2009) and the Monaro Project (over 3,500 km2 granted February 13, 2009). We have also applied for a license to commence exploration activities on approximately 4,000 square kilometers in Queensland, consisting of the following projects: the Atherton (390 km2), Kingaroy (2,814 km2), Childers (31 km2), Pittsworth (1,422 km2) and Ravenshoe (108 km2).

Previous Geological Work

    Discovery of bauxitic laterite deposits in the eastern Australian Great Dividing Range dates back to 1875. In the 1940s, the New South Wales Geological Survey took an assessment of New South Wales’ resources. This state survey was followed by an Australia-wide survey by the Department of National Development in the 1950s resulting in the identification of numerous bauxite deposits along the length of the Great Dividing Range. As part of this work, several hundred samples were analyzed from numerous shafts and exposures. We believe that the results of this work suggest that high-quality bauxite containing moderate to high soluble alumina and low silica has the potential to be widespread throughout our tenement areas. However, we believe that, when the classical, deeply weathered, large tonnage pisolitic bauxite deposits at Weipa, Gove and in the Darling Ranges were discovered during the 1950s, interest in the eastern Australian deposits largely waned.

Bauxite Resource Potential at Great Dividing Range

    Recent scientific work on the geological environment in the eastern Great Dividing Range has revealed that there is an extensive bauxite depositional system, which we believe is fundamentally different from the classical bauxite formational environments currently being explored in other regions of Australia. In particular, preliminary geological analysis of the land we are exploring has lead us to believe that the alteration and weathering of Tertiary basaltic volcanic rocks near the surface has resulted in the formation of gibbsite-rich bauxite deposits. In addition, as a result of field investigations and the analysis and interpretation of multi-spectral satellite data, we believe that we have identified large areas of potentially rich bauxite deposits.

    We believe that the soluble alumina content of the bauxite deposits occurring within our current and proposed tenement areas will compare favorably to the bauxite deposits currently being mined near the Darling Ranges in southwestern Australia. Furthermore, we believe that the bauxite deposits in our current and proposed tenement areas will have relatively low silica contents which are considered desirable for economic alumina production using the Bayer process to generate powdered alumina for smelting in Australia, and/or for overseas export. Moreover, we believe that the deposits in our current and proposed tenement areas will be surface deposits and will, therefore, be relatively easy and inexpensive to mine.

    We intend to explore our current and proposed tenement areas using an advanced volcanostratigraphic and palaeogeographic geo-formational model to identify areas considered prospective for drilling and bulk sampling.

Prospect Description, Location and Access

    Our current and proposed tenement areas total just under 10,000 square kilometers and their details are set forth in the table below. Access to the properties is by major and minor roads and they are accessible year round. There are no weather related conditions preventing access to the property on a year round basis. We know of no environmental or archaeological issues related to these properties. Access to some parts of the properties may be affected by native title under Australian law. For more information, please refer to the summary of native title in "Compliance with Government Regulation”.

Current and Proposed Tenement Areas
Tenement Number	Units	Area (sq km)	Status	Project Name and State
EL 7301	336	1008	granted 23/2/2009	Inverell East, New South Wales
EL 7302	282	846	granted 23/2/2009	Inverell East, New South Wales
EL 7291	238	714	granted 13/2/2009	Monaro, New South Wales
EL 7292	250	750	granted 13/2/2009	Monaro, New South Wales
EL 7293	234	702	granted 13/2/2009	Monaro, New South Wales
EL 7294	231	693	granted 13/2/2009	Monaro, New South Wales
EL 7295	227	681	granted 13/2/2009	Monaro, New South Wales
EPMA 18139	100	300	offered 23/10/2009	Atherton, Queensland
EPMA 18138	31	93	offered 23/10/2009	Atherton, Queensland
EPMA 13186	93	279	offered 23/10/2009	Kingaroy, Queensland
EPMA 18141	99	297	offered 23/10/2009	Kingaroy, Queensland
EPMA 18134	85	255	offered 23/10/2009	Kingaroy, Queensland
EPMA 18149	98	294	offered 23/10/2009	Kingaroy, Queensland
EPMA 18152	86	258	offered 23/10/2009	Kingaroy, Queensland
EPMA 18133	100	300	offered 23/10/2009	Kingaroy, Queensland
EPMA 18131	100	300	offered 23/10/2009	Kingaroy Queensland
EPMA 18144	100	300	offered 23/10/2009	Kingaroy, Queensland
EPMA 18153	100	300	offered 23/10/2009	Kingaroy, Queensland
EPMA 18142	62	186	offered 23/10/2009	Kingaroy, Queensland
EPMA 18143	15	45	offered 23/10/2009	Kingaroy, Queensland
EPMA 18132	31	93	offered 23/10/2009	Kingaroy, Queensland
EPMA 18135	96	288	offered 23/10/2009	Pittsworth, Queensland
EPMA 18155	100	300	offered 23/10/2009	Pittsworth, Queensland
EPMA 18156	73	219	offered 23/10/2009	Pittsworth, Queensland
EPMA 18137	96	288	offered 23/10/2009	Pittsworth, Queensland
EPMA 18146	75	225	offered 23/10/2009	Pittsworth, Queensland
EPMA 18145	34	102	offered 23/10/2009	Pittsworth, Queensland
EPMA 18140	36	108	offered 23/10/2009	Ravenshoe, Queensland
TOTAL	3,126	9,378

Proposed Exploration Program

    We are currently carrying out a structured exploration program over our current and proposed tenement areas by working outwards from known bauxite deposits, and mapping the structural and stratigraphic setting of bauxitic rocks to define their aerial extent and thickness. Our proposed exploration program will also use an advanced mineral mapping process utilizing the HyMap system. This mapping program will be used to identify targets for drilling and bulk sampling. Samples will be analyzed for reactive silica content, soluble alumina and physical and mineralogical properties to inform later beneficiation studies.

Plan of Operation

    To fund our further exploration and development activities, we may seek to raise additional funds through public or private offerings of our securities during the next three months. If we are unable to raise additional funds on a timely basis or at all, any progress with respect to our exploration activities may be adversely affected. In addition to self funding these activities, we are actively seeking strategic partners that would fund the development of some of our projects.

            Provided that we are successful in securing sufficient capital or a strategic partner, we anticipate that we will spend approximately $27 million on our research and development efforts during our fiscal year ending June 30, 2010 to explore the geology of our current and proposed tenement areas, through:

•	aerial photo and remote data interpretation;

•	pre-volcanic and intra-volcanic paleotopographic and paleodrainage analysis;

•	high resolution image based mapping and target selection;

•	drilling, sampling and sub-surface mapping; and

•	bulk sampling of identified bauxite deposits.

    Our other expected uses of cash during fiscal 2010 are for conducting negotiations with landholders regarding land access agreements, conducting an economic resource assessment, commissioning independent geological reports and for general and administrative expenses.

    We do not expect any purchases of plant and equipment we make during fiscal 2010 to be material. Nor do we intend to engage in any material sales and marketing efforts during such period. As our current and proposed tenement areas are in the exploration phase, we do not expect to generate any revenues from operations in fiscal 2010.

Competitive Factors

    The mineral exploration and mining business is competitive in all phases of exploration, development, production and financing. We compete with a number of other entities, many of which have greater financial resources than we do, in the search for and the acquisition and financing of productive mineral properties. As a result of this competition, if we seek to expand our asset base, we may be unable to acquire licenses to explore properties in the future on terms we consider acceptable.

    In addition, we compete with other companies for the recruitment and retention of qualified employees. These factors could result in competitors exploring mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could have an adverse impact on our ability to finance further exploration and to achieve the financing necessary for us to develop our mineral properties.

    There are several mineral exploration companies in Australia, many of which, unlike us, also have mining operations. Because (a) we do not expect to produce any minerals in the near future, and (b) our tenements give us, or upon grant will give us, a monopoly for exploration in each area, we therefore expect to compete with these companies primarily for financing, equipment, contractors and personnel.

Management Services Agreement

    Australian Gemstone Mining PTY Ltd. (“AGM”) is an Australian proprietary company owned and controlled by Pnina Feldman, a member of our Board of Directors and our Chief Executive Officer. We and AGM are parties to a Management Services Agreement, dated as of July 1, 2008, pursuant to which four individuals (each a “Key Person”) provide executive and corporate services to us, including geological and technical expertise. During the term of the Management Services Agreement, we will pay AGM a retainer of $175,000 per annum (plus the required Goods and Services Tax (“GST”)) with respect to each Key Person, being the two chief geoscientists, Dr. Simon Pecover and Dr. Robert Coenraads, and the two executive directors, Pnina Feldman and Sholom Feldman, for an aggregate amount of $700,000 (plus GST) per annum. However, the directors of AGM have agreed not to take any money for the wages of the Key Persons until further funds are raised and the project has an independently verified resource statement completed.  In addition, we are not required to pay any additional fees, including directors’ fees, to AGM or the Key Persons personally with respect to the services to be provided by the Key Persons to us. Should we need further executive personnel, or if our operations expand to require further services than currently required from the Key Persons as set out in the Management Services Agreement, then AGM may provide such additional services to us on reasonable arm’s-length terms as approved by our independent director(s) or by our shareholders in a general meeting.

    Neither we nor AGM may terminate the Management Services Agreement prior to July 1, 2010, except that we may terminate the Management Services Agreement immediately if any of the following events occur:

•	AGM or any of its directors, officers, employees or agents is guilty of gross misconduct in relation to the provision of the services to us;

•	AGM suffers an Insolvency Event (as defined in the Management Services Agreement);

•	the Key Persons engage in any willful or grossly negligent conduct which is likely, in our reasonable opinion, to be detrimental to us; or

•	AGM is guilty of any gross default, breach, non-observance or non-performance of any of the terms and conditions contained in the Management Services Agreement.

    However, no provision of the Management Services Agreement precludes any of our Key Persons from terminating their services to us at any time and for any or for no reason by terminating their employment with AGM. Furthermore, if any of our Key Persons do terminate their employment with AGM, the Management Services Agreement does not grant us the authority to require AGM to hire a replacement that is acceptable to us.

    The Management Services Agreement requires that AGM provide us with suitable fully serviced offices, which are located at Level 34, 50 Bridge Street, Sydney, Australia 2000.  We are obligated to pay AGM a one time fee of $27,187 for use of the offices and monthly rent of $8,760.  The directors of AGM have agreed to defer payment of these amounts until we raise further funds.

    The offices and any additional administrative services, such as secretarial and accounting services, are provided on reasonable arm’s-length terms as approved by our independent director(s). During the fiscal year ended June 30, 2009, AGM did not charge us for any such administrative services.

    The fees payable by us to AGM will be adjusted on July 1 of each year based on the increase in the consumer price index for the preceding twelve months. No adjustments, however, were made on July 1, 2009.

Employees

    We have no direct employees. Our officers and five other persons performing services for us on a day-to-day basis, pursuant to the Management Services Agreement, are paid by AGM. The following Key Persons provide executive and corporate services to us, including geological and technical expertise, pursuant to the Management Services Agreement:

•	Pnina Feldman – Executive Director of AGM;

•	Sholom Feldman – Executive of AGM;

•	Dr. Simon Pecover – Head Geoscientist of AGM; and

•	Dr. Robert Coenraads – Geoscientist of AGM.

Compliance with Government Regulations

    Federal, state and local authorities regulate the bauxite mining industry with respect to matters such as prospecting for and mining minerals, inspection of mines to regulate the treatment of the products of such mines, employee health and safety, protection of the environment, reclamation and restoration of mining properties after mining is completed, the discharge of materials into the environment, surface subsidence from underground mining and native title.  Numerous governmental permits and approvals are required for mining operations.

    Interests in tenements in Australia are governed by the respective State legislation and are evidenced by the granting of permits, licenses or leases.  Each permit, license or lease is for a specific term and carries with it annual expenditure and reporting commitments, as well as other conditions requiring compliance.  Consequently, we could lose title to or our interest in tenements if such conditions are not met or if insufficient funds are available to meet expenditure commitments.

    It is also possible that, in relation to tenements in which we have an interest or will in the future acquire such an interest, there may be areas over which legitimate common law native title rights of Aboriginal Australians exist.  If native title rights do exist, our ability to gain access to tenements (through obtaining consent of any relevant landowner), or to progress from the exploration phase to the development and mining phases of operations may be adversely affected.

    The possibility exists that new legislation and/or regulations and orders may be adopted that may materially adversely affect our mining operations, our cost structure and/or our customers' ability to use bauxite.  New legislation or administrative regulations (or judicial interpretations of existing laws and regulations), including proposals related to the protection of the environment that would further regulate the mining industry, may also require us to change operations significantly or incur increased costs.

New South Wales

    Mining Act 1992 (New South Wales) (“NSW Mining Act”). The NSW Mining Act regulates the mining industry and makes provision for exploration licenses, assessment leases and mining leases to be granted to applicants for the purposes of prospecting for and mining minerals, including bauxite.

    In New South Wales, Australia, exploration licenses are granted by the New South Wales Department of Primary Industries (the “NSW Department”) under the provisions of the NSW Mining Act. The holder of an exploration license is authorized to explore for only those mineral groups specified in the exploration license within the tenement area.

    In New South Wales, the NSW Mining Act provides for two types of exploration licenses:

•	“standard” licenses; and

•	low impact exploration licenses.

    A low-impact exploration license is excluded from the “right to negotiate” provisions of the Native Title Act (1993) but authorizes only a limited range of prospecting operation. For further information on native title including the “right to negotiate”, see “Aboriginal Heritage” below.

    Prior to the granting of an exploration license, newspaper advertisements giving notice of the application must be placed by the applicant on the request of the NSW Department. Exploration licenses may be for a period not exceeding five years (but, consistent with current policy, are usually granted for a period of two years), after which time they can be renewed for a further term of up to five years (but, again, current policy is to renew for two year periods), with the opportunity for subsequent renewals. Normally, exploration licenses are required to be reduced by 50% on each renewal. This is to ensure that exploration ground is ‘turned over’ and made available for other explorers to apply their own concepts, skills or technologies to such areas. For an exploration license to be renewed the following criteria in relation to exploration activity should be satisfied:

•	the expenditure and reporting conditions of the license have been satisfactorily complied with;

•	the license area has been explored effectively; and

•	a satisfactory proposed program for the renewal period has been submitted.

    Failure to comply with the expenditure requirements of a license may lead to forfeiture of that license. The expenditure requirement is set by the NSW Department based on the area covered by the license. Under each of our licenses we have a minimum expenditure requirement of $590,000. To date, we have exceeded the minimum expenditure requirement.  In addition, until our tenement application in Queensland is approved, we will not be in a position to estimate the expenditure requirements we will have at such time.

    In addition to expenditure requirements, an exploration license is subject to such other license conditions as the Minister may impose. These conditions generally include conditions relating to the exploration activities, the protection of the environment, the protection of public and private interests, rehabilitation of the land, reporting requirements and the posting of security to cover obligations under the license.

    The holder of an exploration license is required to enter into an access agreement with the landholder before carrying out any exploration activities on private land within the tenement area. A landholder is entitled to be compensated for any loss suffered or likely to be suffered as a result of the exploration activities. If no agreement can be reached between the landholder and the tenement holder, the matter may be referred to arbitration and finally can be determined by the Minister. A separate access arrangement may be required with native title holders in certain circumstances. As of the date of this report, we have yet to enter into any access agreements with the landowners of our current and proposed tenement areas.

    The holder of an exploration license may apply for an assessment lease, mining lease or mineral claim over the land the subject of the exploration license.

    An assessment lease is designed to allow retention of rights over an area in which a significant deposit has been identified, if mining the deposit is not commercially viable in the short term but there is a reasonable prospect that it will be in the longer term. The holder is allowed to continue prospecting operations and to recover minerals in the course of assessing the viability of commercial mining. Assessment leases may be granted for up to five years and may be renewed for further periods of up to five years.  We are not currently a party to any assessment leases.

    A mining lease provides the holder with the right to mine for and recover particular mineral deposits on the tenement. Mining leases may be granted for a term of up to 21 years and may be renewed for further periods of 21 years or, with the consent of the Premier of New South Wales, a longer period. Royalties are payable to the Crown (New South Wales) for minerals extracted. The current rate for bauxite is A$0.35 per ton.

    Aboriginal Heritage.  There may be sites of Aboriginal heritage or significance located on our tenement properties.

    In New South Wales, the National Parks and Wildlife Act of 1974 (“NPWA”) covers the major requirements for protection of Aboriginal objects, Aboriginal places and Aboriginal remains. It is an offence to knowingly destroy, deface or damage an Aboriginal object, place or remains without the consent of the Director-General of the Department of Environment and Conservation.

    Native Title.  In June 1992, the High Court of Australia held in Mabo v Queensland that the common law of Australia recognizes a form of native title. In order to maintain a native title claim the persons making such claim must show that they enjoyed certain customary rights and privileges in respect of a particular area of land and that they have maintained their traditional connection with that land. Such a claim will not be recognized if the native title has been extinguished, either by voluntary surrender to the Crown (Commonwealth of Australia), death of the last survivor of a community entitled to native title, abandonment of the land in question by that community or the granting of an “inconsistent interest” in the land by the Crown. An example of an inconsistent interest would be the granting of a freehold or certain leasehold interest in the land. The granting of a lesser form of interest will not extinguish native title unless it is wholly inconsistent with native title.

    After the Mabo case, considerable uncertainty existed surrounding the validity of proprietary rights in Australia, including mining tenements and as a consequence the Native Title Act (1993) (the “NTA”) was enacted by the Commonwealth Parliament. In summary, the NTA:

•	provides for the recognition and protection of native title;

•	establishes a regime by which claims for native title and compensation can be determined by the Federal Court of Australia (the “Federal Court”);

•
provides procedures by which any future act affecting native title (such as the granting of a mining tenement) may be validly undertaken and by which registered native title claimants and native title holders may be afforded certain procedural rights including the “right to negotiate”;

•	makes valid certain “past acts” which would otherwise be invalidated because of native title;

•	extinguishes native title by the grant of private freehold title and exclusive possession tenures such as freeholding leases;

•
establishes the position of a Native Title Registrar with responsibility to consider whether claims filed pass the native title requirements, maintain registers of native title claims, native title determinations and indigenous land use agreements, and provide mediation services to parties to native title applications; and

•	establishes the National Native Title Tribunal (the “Tribunal”), with responsibility to assist the Native Title Registrar and provide services and support to parties to native title claims.

    The Native Title (New South Wales) Act (1994) was subsequently enacted to complement the NTA and validate certain acts attributable to the State government.

    The NTA provides for procedures whereby a claimant may file an application for a determination of native title with the Federal Court. Once a native title claim has been filed, the Federal Court will refer the claim to the Native Title Registrar who must determine whether the claim meets certain conditions concerning the merits of the claim, and certain procedural and other requirements established by the NTA (the “Registration Test”). If a native title claim is successfully proved, the then current holder of any mining tenement may be liable for compensation for any effect the grant of that tenement has on the native title proved to have existed.

    The NTA provides registered native title claimants/native title holders with procedures for future grants of exploration licenses that are collectively known as the future act regime. After registration of their native title claim, claimants will be entitled to the “right to negotiate” with respect to certain proposed future acts (such as the grant of tenements) that may affect native title.

    Grants of “standard” exploration licenses are subject to the applicant selecting either to follow the right to negotiate procedure under the NTA or the Minister imposing a license condition requiring the Minister’s consent prior to carrying out exploration activities on potential native title land. Risk factors

    The possible existence of native title and/or native title claims in relation to some of the land on which our tenement properties are located may have an adverse impact on our activities and our abilities to fund these activities.  It is impossible at this stage to quantify the impact that these matters may have on our operations but the main risks include:

●
delays or difficulties in obtaining the grant of our Applications, renewals or conversions of our tenement interests, or further applications as a result of the right to negotiate process, as this process can take as long as two years;

●
we may be liable for the payment of compensation as a result of agreements made pursuant to the right to negotiate or alternative process or as a result of a compensation order made by the Federal Court in the event native title has been determined to exist.  The amount of such compensation is not quantifiable at this stage;

●
if native title is found to exist the nature of the native title may be such that consent to mining is required from the native title holders but is withheld or only granted on conditions unacceptable to us; and

●
the risk that Aboriginal sites and objects exist on the land the subject of our Applications and the existence of such sites and objects may preclude or limit mining activities in certain areas.  Further, the disturbance of such sites and objects is likely to be an offence under the applicable legislation, potentially exposing us to fines and other penalties.

    Mine Safety.  The following statutes are applicable to mining and exploration activities in New South Wales: Occupational Health and Safety Act 2000, Mine Health and Safety Act 2004 and Explosives Act 2003.  These statutes and their supporting regulations set out requirements for ensuring that New South Wales mines are safe and healthy. These requirements spell out the duties of different groups of people who play a role in workplace health and safety. Where a conflict arises, the Occupational Health and Safety Act 2000 prevails.

    Environmental Laws. We are subject to various federal and state environmental laws which regulate the particular environmental aspects of mining operations.  In New South Wales, a tenement must be granted by the Minister under the NSW Mining Act before anyone can prospect, explore for or mine publicly owned minerals, whether on unalienated Crown (New South Wales) or private land. Before a tenement can be granted, development consent/project approval must be obtained under the Environmental Planning and Assessment Act 1979 (the “EP&A Act”).

    The NSW Mining Act empowers the Minister for Mineral Resources to impose conditions on tenements. Environmental and rehabilitation performance is enforced and regulated through tenement conditions. Other government agencies may have additional requirements.

    Exploration tenements’ standard conditions require companies to seek approval for activities which disturb the surface of the land and to submit a security deposit.

    Mining tenements’ standard conditions require companies to submit a Mining Operations Plan (“MOP”) prior to commencing operations, subsequent Annual Environmental Management Reports (“AEMR”) and a security deposit.

    All mining and petroleum projects and most exploration activities require environmental assessment under the EP&A Act before they can be carried out. Development that is wholly prohibited by an environmental planning instrument cannot be carried out in any circumstance. Mining, petroleum and exploration related activities declared to be exempt developments in the State Environmental Planning Policy (Mining Petroleum and Extractive Industries) of 2007 do not require any environmental assessment under the EP&A Act; however, they may still require approval under other legislation, including the Mining Act, before they can be carried out. Approval will not be given if the relevant approval agency considers that the environmental impacts of the project are unacceptable.

    The following sets out the most common environmental assessment requirements for mining and exploration activities under the EP&A Act. The following comments generally apply to all new mining projects and most exploration activities. The environmental assessment requirements for modifications and expansions to existing mining projects may be different to those identified below due to transitional provisions associated with planning reforms. Independent expert advice should always be obtained regarding the environmental assessment requirements for approvals related to mining projects and large exploration projects.

•
Exploration Proposals. The Department is the determining and approval authority for all exploration proposals other than those identified in Schedule 1 of the State Environmental Planning Policy (Major Projects) 2005. In most cases a Review of Environmental Factors should accompany an exploration proposal. If the assessment process indicates that there is a likelihood of significant environmental impact then an Environmental Impact Statement must be prepared by the proponent.

•
Mining Proposals. New mining projects and any expansion of existing projects requiring the grant of a mining lease will require either development consent under Part 4 or project approval under Part 3A of the EP&A Act, depending on the scale and location of the project and, in some circumstances, the existing approvals applying to the project. The expansion of mining operations on some existing lease areas may not currently require approval under either Parts 3A or 4 due to transitional provisions associated with the introduction of Part 3A of the EP&A Act.

    All applications for approval of mining proposals under Parts 3A or 4 of the EP&A Act must be accompanied by an environmental impact assessment. In the case of Part 3A, this is called an “environmental assessment”. The environmental assessment must address the matters identified by the Minister for Planning. For mines requiring consent under Part 4, the environmental impact assessment may be either a Statement of Environmental Effects or an Environmental Impact Statement, depending on the scale and location of the activity. A Species Impact Statement may also be required in some circumstances. In all cases the environmental impact assessment and applications are publicly exhibited, and public submissions are sought, before the application is determined by the appropriate authority.

Queensland

    Mineral Resources Act 1989 (Queensland) (the “MRA”).  The MRA governs the mining industry and makes provision for mining tenements to be granted to applicants for the purposes of prospecting for and mining minerals, including bauxite.

    The MRA provides the legislative framework for exploration, development and mining tenure in the State of Queensland. The MRA is administered by the Department of Mines and Energy (Queensland) (the “QSD Department”). The types of mining tenements that are granted and administered under the MRA include prospecting permits, exploration permits, mineral development licenses, mining claims and mining leases.

    A prospecting permit entitles the holder to prospect for and/or hand-mine for minerals (excluding coal) and/or peg a mining lease or mining claim on the available land specified.  There are two types of prospecting permits:

•	a parcel prospecting permit which can be granted for a particular parcel for a term of three months; and

•
a district prospecting permit which can be granted for all available land within a mining district for a term of 1-12 months and is subject to the holder obtaining the written consent of the land owner for access to occupied land.

    Different exploration permits are required for minerals and for coal. An exploration permit:

•	is issued for the purpose of exploration;

•
allows the holder to take action to determine the existence, quality and quantity of minerals on, in or under land by methods which include prospecting, geophysical surveys, drilling, and sampling and testing of materials to determine mineral bearing capacity or properties of mineralisation;

•	may eventually lead to an application for a mineral development licence or mining lease;

•	can be granted for a period of up to five years; and

•	can be renewed.

    A mineral development license:

•
allows the holder to undertake geoscientific programs (e.g. drilling, seismic surveys), mining feasibility studies, metallurgical testing and marketing, environmental, engineering and design studies to evaluate the development potential of the defined resource;

•	can be granted to the holder of an exploration permit for a period of up to five years where there is a significant mineral occurrence of possible economic potential; and

•	can be renewed.

    A person can hold or have an interest in a maximum of two mining claims at any one time. A mining claim:

•	is granted to holders of prospecting permits to carry out small-scale operations with limited use of machinery;

•	can be up to one hectare in area;

•	entitles the holder to prospect and hand-mine for specified minerals;

•	must have an initial term not exceeding ten years; and

•	is granted for minerals other than coal.

    A mining lease:

•	is granted for mining operations;

•	entitles the holder to machine-mine specified minerals and carry out activities associated with mining or promoting the activity of mining;

•	is not restricted to a maximum term - this is determined in accordance with the amount of reserves identified and the projected mine life; and

•	can be granted for those minerals specified in either the prospecting permit, exploration permit or mineral development licence held prior to the grant of the lease.

    The MRA does not specifically define the area or shape of land that can be granted under a lease although these must be justifiable.

    Our Tenements. Our tenement interest comprises 21 exploration permit applications which are currently being processed by the QSD Department. We have provided the QSD Department with all relevant information for the purposes of processing the applications.

    Once the Department is satisfied that the applications satisfy the requirements of the MRA, a recommendation will be made to the Queensland Mines and Energy Minister (“QSD Minister”) to grant our exploration permits subject to any conditions imposed by the QSD Minister. We submitted our applications on October 23, 2009.

    Once the exploration permits are granted, we will need to provide the QSD Minister with the following reports in respect of each permit:

•	an annual report to the QSD Minister, within one month after each anniversary of the day the exploration permit takes effect;

•	a report about the reduction in the area of the exploration permit, given within two months after the reduction takes effect; and

•	a report summarising the results of exploration for the whole term of the exploration permit given within two months after the exploration permit ends.

    The QSD Minister also has the discretion to request any further reports or request any materials to be obtained.

    The exploration permits may be renewed by application. For an exploration permit to be renewed the following criteria should be satisfied:

•	the expenditure and reporting conditions of the licence have been satisfactorily complied with;

•	the licence area has been explored effectively; and

•
the application for the renewal of an exploration permit must be accompanied by a statement describing the program of work proposed to be carried out under the authority of the exploration permit (if renewed) and detailing the estimated human, technical and financial resources to be used to carry out the exploration work during each year of the term of the exploration permit (if renewed) and detailing the applicant’s financial and technical resources for carrying out the work.

    The QSD Minister has the power to request further information for renewal where the QSD Minister is not satisfied with the information contained in the application for a renewal of an exploration permit.

    The holder of an exploration permit must expend certain amounts on exploration activities during the term, with failure to do this leading to possible forfeiture of the permit.

    In addition to expenditure requirements, an exploration permit is subject to such other license conditions as the QSD Minister may impose.  These conditions generally include conditions relating to the exploration activities, the protection of the environment, the protection of public and private interests, rehabilitation of the land, reporting requirements and the lodgment of security to cover obligations under the permit.

    The holder of an exploration permit is required to enter into an access agreement with the landholder before carrying out any exploration activities on the tenement area.  A landholder is entitled to be compensated for any loss suffered or likely to be suffered as a result of the exploration activities.  If no agreement can be reached between the landholder and the tenement holder, the matter may be referred to arbitration and finally can be determined by the Minister.  An access arrangement may be required with native title holders in certain circumstances.

    The holder of an exploration permit may apply for a mineral development license or mining lease over the land the subject of the exploration permit.

    Aboriginal Heritage.  In Queensland, the Aboriginal Cultural Heritage Act 1974 (Queensland) (the “ACHA”) covers the major requirements for protection of Aboriginal objects, Aboriginal places and Aboriginal remains. The ACHA provides that there exists a cultural heritage duty of care and therefore, all reasonable and practical measures must be taken to ensure that an activity does not cause harm to Aboriginal cultural heritage. This is regardless of whether the Aboriginal cultural heritage site is recorded in a register, or on private land, or not yet discovered. The Cultural Heritage Duty of Care Guidelines, published by Gazette on April 16, 2004, outline how the cultural heritage duty of care requirement is met.

    It is an offence to knowingly destroy, deface or damage an Aboriginal object, place or remains. Penalties apply for breach of this duty.

    In addition to the ACHA which protects Aboriginal cultural heritage, the Queensland Heritage Act 1992 (Queensland) allows authorised persons to inspect places or objects of cultural heritage significance.

    Native Title Claims.  The Native Title (Queensland) Act 1993 was enacted to complement the NTA and validate certain acts attributable to the state government.  Please see above for a discussion of the Mabo case and the NTA.

    The right to negotiate procedure requires, in respect of our applications, the State of Queensland to give notice of its intention to grant an exploration permit to any registered native title claimants, prescribed bodies corporate and the public.  Generally, in relation to applications for exploration licenses, the State will issue a notice including a statement that the tenement should be granted under the expedited procedure.  This means the tenement will be granted without negotiations with any native title claimants/native title holders.  Registered native title claimants/native title holders may lodge an objection to this and if there are no objections lodged within a four month period, the State may proceed to grant the tenement in accordance with the relevant mining legislation.  If one or more objections are lodged the matter is referred to the Tribunal which will determine the matter if no agreement is reached.

    Indigenous Land Use Agreements.  The QSD Department will grant mining tenements over land on which native title is conclusively extinguished under the NTA and the state legislation. An application for a mining tenement over land on which native title has not been conclusively extinguished must first undertake the right to negotiate process (as set out above) with the registered title claimants or be a party to an indigenous land use agreement (the “ILUA”).

    An ILUA is a voluntary agreement between a native title claimant group and others about the use and management of land and waters which is binding once registered.

    Mine Safety.  The following are the relevant mine safety legislation applicable to mines in Queensland:

•
Mining and Quarrying Safety and Health Act 1999. This law relates to safety and health in metalliferous mining and quarrying operations, and to mineral exploration other than exploration for coal, oil and gas;

•	Coal Mining Safety and Health Act 1999. The law relates to safety and health in the coal mining industry, including exploration for coal; and

•	Workplace Health and Safety Act 1995. This law covers all occupational health and safety matters in Queensland except where the two laws set out above apply.

    These acts and their supporting regulations apply to everyone who may affect the safety or health of persons at a mine, everyone who may affect the safety or health of persons as a result of operations or coal mining activities and any person whose safety and health may be affected while at a mine or as a result of operations or coal mining activities.

    The objectives of the acts are to protect the safety and health of persons at mines and persons who may be affected by mining operations or activities and require that the risk of injury or illness to any person resulting from mining operations or activities is at an acceptable level.

    Environmental Laws.  We are subject to various federal and state environmental laws which regulate the particular environmental aspects of mining operations.

    In Queensland, a tenement must be granted by the Minister under the MRA before anyone can prospect, explore for or mine publicly owned minerals, whether on Crown (Commonwealth of Australia) or private land.  Before a tenement can be granted, the requisite consents and approvals must be obtained under the Environmental Protection Act 1994 (the “EPA”). The EPA provides for the issue of environmental authorities for mining activities.

    Under the Environmental Protection and Other Legislation Amendment Act 2000, provisions in the MRA relating to environmental management of mines were transferred, with amendments, to the EPA. Chapter 5 of the EPA was further amended in 2004 to simplify approval procedures for low impact mining projects.

    The EPA is responsible for:

•	setting environmental conditions;

•	setting levels of environmental assessment for amendment applications;

•	monitoring performance;

•	conducting inspections and audits;

•	ensuring adequate rehabilitation; and

•	enforcing compliance with environmental controls.

    The MRA facilitates the operation of the EPA in the mining and resources sector. The Department is responsible for:

•	accepting and processing all mining tenure applications and referring the relevant sections to the EPA for environmental impact assessment;

•	issuing tenures under the MRA;

•	issuing environmental authorities for prospecting permits and mining claims;

•	promoting and facilitating industry commitment to environmental best practice; and

•	monitoring and managing the rehabilitation of abandoned mine sites.

    The MRA empowers the QSD Mines Minister to impose conditions on tenements. Environmental and rehabilitation performance is enforced and regulated through tenement conditions.  Other government agencies may have additional requirements.

    Exploration tenements' standard conditions require companies to seek approval for activities which disturb the surface of the land and to submit a security deposit.

Item 1A.	Risk Factors.

Risks Related to Our Business

    Since we lack a meaningful operating history, it is difficult for potential investors to evaluate our business.

    We were incorporated in June 2008. Our limited operating history makes it difficult for potential investors to evaluate our business or prospective operations. Since our formation, we have not generated any revenue and we do not expect to generate revenue for the foreseeable future. As a startup, we are subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays inherent in a new business. Investors should evaluate an investment in us in light of the uncertainties encountered by start-up companies in a competitive environment. Our efforts may not be successful and we may not be able to attain profitability.

    We need additional financing to continue operations, which additional financing may not be available on reasonable terms or at all.

    We have very limited funds and have not yet raised the funds that we require to adequately develop our projects. The proceeds from the private placements that we have conducted to date have been exhausted and we need to raise capital or enter into a joint venture with respect to our current and proposed tenement areas in order to continue our operations. Additional funds, however, may not be available or, if available, may not be available on terms that are acceptable to us.

    We may be required to pursue sources of additional capital through various means, including joint venture projects and debt or equity financings. Future financings through equity investments are likely to be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other derivative securities, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition.

    Our ability to obtain needed financing may be impaired by such factors as the capital markets, both generally and specifically in the mineral exploration industry, and the fact that we are not profitable and do not generate any revenue, which could impact the availability or cost of future financings. If we are not able to raise capital in the near future and do not generate any revenue, we may be required to cease operations.

    We are dependent upon key personnel whose loss may adversely impact our business.

    We rely heavily on the expertise, experience and continued services of the two geological specialists as well as other individuals on the management team we engage through our Management Services Agreement with AGM. The loss of either of the geological specialists engaged by AGM on our account, or an inability to attract or retain other key individuals, either directly or through our management services provider, could materially adversely affect us. Through our Management Services Agreement, we seek to compensate and motivate our executives, as well as other individuals providing services to us, but these arrangements may not allow us to obtain or retain the services of key individuals. As a result, if either of the geological specialists or other key individuals on the management team engaged on our account were to cease providing their services to us through AGM, we could face substantial difficulty in securing a qualified successor and could experience a loss in productivity while a successor obtains the necessary training and experience.

    We retain the services of our key personnel through a Management Services Agreement, but our key personnel are not precluded from terminating their services to us at any time, and for any, or no reason.

    Our key personnel provide executive and corporate services to us, including geological and technical expertise, pursuant to a Management Services Agreement between us and AGM, dated July 1, 2008. Except in certain limited circumstances, neither we nor AGM may terminate the Management Services Agreement prior to July 1, 2010. However, no provision of the Management Services Agreement precludes any of our key personnel from terminating their services to us at any time and for any or for no reason by terminating their employment with AGM. Furthermore, if any of our key personnel do terminate their employment with AGM, the Management Services Agreement does not grant us the authority to require AGM to hire a qualified successor. As a result, if any of our key personnel were to cease providing their services for us through AGM, we could experience a negative effect on our productivity until a qualified successor is obtained.

Risks Relating to Our Industry

    Because we solely engage in exploration stage activities, we have no mining operations and our future operations are subject to substantial risks, including not being able to conduct future mining operations.

    We are not a mining company, but rather an exploration company at the beginning stage of our exploration operations. Our business is exploring for bauxite and other minerals. We may be unable to generate revenues or make profits unless we actually mine deposits. We would need to either mine the bauxite or other minerals ourselves, find some other entity to mine the property on our behalf or sell our rights in our properties.

    Because the amount of mineable bauxite found in our current and proposed tenement areas is uncertain, any funds that we spend on exploration may be lost.

    The amount of deposits of bauxite in our current and proposed tenement areas that may be mined at a profit is uncertain. Whether we or our surrogates or successors will be able to mine these properties or claims at a profit, will depend upon many factors, including:

•	the size and grade of the deposits;

•	whether we can obtain sufficient financing on acceptable terms to conduct our exploration activities;

•	volatile and cyclical price activity of bauxite; and

•	the cost, personnel, and time burdens of domestic and foreign governmental regulation, including taxes, royalties, land use, importing and exporting of minerals, and environmental protection.

    If our current and proposed tenement areas are unable to be mined at a profit because the deposits may not be of sufficient quality or size or because it may not be economically feasible to extract bauxite from the deposits, any funds spent on exploration activities may be lost.

    In the event that we obtain estimates of reserves, those estimates may be subject to uncertainty.

    We have no estimates of reserves pertaining to any of our current and proposed tenement areas, and we may never obtain any such reserve estimates. If we obtain a reserve estimate, it could be subject to uncertainty. Estimates are arrived at by using standard acceptable geological techniques, and are based on interpretive geological data obtained from drill holes, sampling techniques, assaying, surveying, and mapping.

    Feasibility studies are used to derive estimates of cash operating costs based on anticipated tonnage and grades of ore to be mined and processed, predicted configuration of ore bodies, expected recovery rates of metal from ore, operating costs, and other factors. Actual cash operating costs and economic returns may differ significantly from original estimates due to:

•	fluctuations in current prices of metal commodities extracted from the deposits;

•	changes in fuel prices and equipment;

•	labor rates; and

•	changes in permit requirements.

    Any one or a combination of these factors may negatively affect the relative certainty or uncertainty of geological reports or reserve estimates.

    Bauxite mining operations are subject to comprehensive regulation, which may cause substantial delays or require capital outlays in excess of those anticipated, causing an adverse effect on us.

    Australian federal, state and local authorities regulate the bauxite mining industry with respect to matters such as prospecting for and mining minerals, inspection of mines to regulate the treatment of the products of such mines, employee health and safety, protection of the environment, reclamation and restoration of mining properties after mining is completed, the discharge of materials into the environment, surface subsidence from underground mining and native title. Numerous governmental permits and approvals are required for mining operations. Our failure to acquire all required permits and approvals, or successfully comply with the pertinent federal and state regulations will negatively impact our operations. The costs, liabilities and requirements associated with these regulations may be costly and time-consuming and may delay commencement or continuation of exploration or production operations.

    Interests in tenements in Australia are governed by the respective State legislation and are evidenced by the granting of licenses or leases. Each license or lease is for a specific term and carries with it annual expenditure and reporting commitments, as well as other conditions requiring compliance. Consequently, we could lose title to or our interest in tenements if license conditions are not met or if insufficient funds are available to meet expenditure commitments.

    Bauxite mineral exploration and development and mining activities are subject to certain environmental regulations which may prevent or delay the commencement or continuance of our operations.

    Bauxite mineral exploration and development and future potential bauxite mining operations are or will be subject to stringent Australian federal, state, provincial, and local laws and regulations relating to improving or maintaining environmental quality. Environmental laws often require parties to pay for remedial action or to pay damages regardless of fault. Environmental laws also often impose liability with respect to divested or terminated operations, even if the operations were terminated or divested of many years ago.

    Future potential bauxite mining operations and current exploration activities are or will be subject to extensive Australian laws and regulations governing prospecting, development, production, exports, taxes, labor standards, occupational health, waste disposal, protection and remediation of the environment, protection of endangered and protected species, mine safety, toxic substances and other matters. Bauxite mining is also subject to risks and liabilities associated with pollution of the environment and disposal of waste products occurring as a result of mineral exploration and production. Compliance with these Australian laws and regulations will impose substantial costs on us and will subject us to significant potential liabilities.

    Costs associated with environmental liabilities and compliance are expected to increase with the increasing scale and scope of operations and we expect these costs may increase in the future. We believe that our operations comply, in all material respects, with all applicable Australian environmental regulations. However, we are not insured at the current date against possible environmental risks.

    Any change to government regulation/administrative practices may have a negative impact on our ability to operate and our profitability.

    The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in Australia or any other applicable jurisdiction, may be changed, applied or interpreted in a manner which will fundamentally alter our ability to carry on business. New legislation and/or regulations and orders may be adopted that may materially adversely affect our mining operations, our cost structure and/or our customers' ability to use bauxite. New legislation or administrative regulations (or judicial interpretations of existing laws and regulations), including proposals related to the protection of the environment that would further regulate the mining industry in Australia, may also require us to change operations significantly or incur increased costs. The actions, policies or regulations, or changes to the actions, policies or regulations, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate and/or our profitability.

    The existence of native title and/or native title claims in relation to our proposed tenement holdings may have an adverse impact on our activities and our abilities to fund these activities.

    If native title is determined to exist on our proposed tenement holdings, the grant of our application to explore such tenement holdings may be delayed and we may be liable for certain payments. In addition, if it is determined that Aboriginal sites and objects exist on our proposed tenement holdings, we may be precluded or limited from conducting any future mining activities. Further, the disturbance of such sites and objects could potentially expose us to fines and other penalties. To date, we are not aware of any native title and/or native title claims in relation to our proposed tenement holdings.

    We do not carry any property or casualty insurance and do not intend to carry such insurance in the near future, and liabilities for such hazards may negatively affect our financial condition.

    The search for valuable minerals exposes us to numerous hazards. As a result, we may become subject to liability for such hazards, including environmental pollution, cave-ins, unusual or unexpected geological conditions, ground or slope failures, changes in the regulatory environment and natural phenomena such as inclement weather conditions, floods and earthquakes or other hazards that we cannot insure against or against which we may elect not to insure. Such occurrences could result in loss of or damage to our properties, personal injury or death, environmental damage, delays, monetary losses and possible legal liability. You could lose all or part of your investment if any such catastrophic event occurs. We do not carry any insurance at this time, nor do we intend to carry property or casualty insurance in the future, except that we will carry all insurance that we are required to by law. Even if we do obtain insurance, it may not cover all of the risks associated with our operations and may have limits that are substantially less than our actual liabilities. We will not carry title insurance. Should any events against which we are not insured actually occur, we may become subject to substantial losses, costs and liabilities that will adversely affect our financial condition.

Risks Relating to Our Organization and Our Common Stock

    If we fail to maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.

    It may be time consuming, difficult and costly for us to implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures. Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. In addition, if we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, then we may not be able to obtain the independent accountant certifications required by such act, which may preclude us from keeping our filings with the SEC current and may adversely affect any market for, and the liquidity of, our common stock.

    Public company compliance may make it more difficult for us to attract and retain officers and directors.

    The Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these new rules and regulations to increase our compliance costs and to make certain activities more time consuming and costly. As a public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers.

    Because VAC became public by means of a reverse acquisition with Holdings, we may not be able to attract the attention of major brokerage firms.

    There may be risks associated with VAC becoming public through a "reverse acquisition." Securities analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will, in the future, want to conduct any secondary offerings on our behalf.

    Our stock price may be volatile.

    The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•	changes in our industry;

•	competitive pricing pressures;

•	our ability to obtain working capital financing;

•	additions or departures of key personnel;

•	limited "public float" in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock;

•	sales of our common stock;

•	our ability to execute our business plan;

•	operating results that fall below expectations;

•	loss of any strategic relationship;

•	regulatory developments;

•	economic and other external factors; and

•	period-to-period fluctuations in our financial results.

    In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

    We have not paid dividends in the past and may not pay dividends in the future. Any return on investment may be limited to the value of our common stock.

    We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our Board of Directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

    There is currently no liquid trading market for our common stock and we cannot ensure that one will ever develop or be sustained.

    To date there has been no liquid trading market for our common stock. We cannot predict how liquid the market for our common stock might become. As soon as is practicable, we anticipate applying for listing of our common stock on either the NYSE Amex Equities, The Nasdaq Capital Market or other national securities exchange, assuming that we can satisfy the initial listing standards for such exchange. We currently do not satisfy the initial listing standards, and cannot ensure that we will be able to satisfy such listing standards or that our common stock will be accepted for listing on any such exchange. Should we fail to satisfy the initial listing standards of such exchanges, or our common stock is otherwise rejected for listing and remains quoted on the OTC Bulletin Board or is suspended from the OTC Bulletin Board, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility.

    Furthermore, for companies whose securities are quoted on the OTC Bulletin Board, it is more difficult (1) to obtain accurate quotations, (2) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies, and (3) to obtain needed capital.

    Our common stock may be deemed a "penny stock," which would make it more difficult for our investors to sell their shares.

    Our common stock may be subject to the "penny stock" rules adopted under Section 15(g) of the Exchange Act. The penny stock rules generally apply to companies whose common stock is not listed on The Nasdaq Stock Market or other national securities exchange and trades at less than $5.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

    Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

    If our stockholders sell substantial amounts of our common stock in the public market, including shares issued in a private placement upon the effectiveness of a registration statement with respect to such shares, or upon the expiration of any statutory holding period under Rule 144, or issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an "overhang" and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

    Because our executive officers and two of our directors are affiliated with our majority stockholder, they may have actual or potential interests that may depart from those of our stockholders.

    Our executive officers and two of our directors are affiliated with our majority stockholder. As a result, in addition to their board seats and offices, such persons will have significant influence over and control all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

•	to elect or defeat the election of our directors;

•	to amend or prevent amendment of our Certificate of Incorporation or By-laws;

•	to effect or prevent a merger, sale of assets or other corporate transaction; and

•	to control the outcome of any other matter submitted to our stockholders for vote.

    Such persons' stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

Item 2.  Properties.

    The Management Services Agreement requires that AGM provide us with suitable fully serviced offices, which are located at Level 34, 50 Bridge Street, Sydney, Australia 2000. We have obtained rights to the shared use of this office space, which consists of approximately 2,000 square feet. We are obligated to pay AGM $8,760.23 per month for the use of our office space for the fiscal year ended June 30, 2009 and for the fiscal year ended June 30, 2010. The directors of AGM have agreed to defer payment of these amounts until we raise further funds.

Item 3.  Legal Proceedings.

    There is no currently pending legal proceeding and, as far as we are aware, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject.

Item 4.  Submission of Matters to a Vote of Security Holders.

    No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of our stockholders through the solicitation of proxies or otherwise.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer      Purchases of Equity Securities.

    Our common stock has been quoted on the OTC Bulletin Board since October 19, 2007. From October 19, 2007 through September 26, 2008, our trading symbol was DUNM.OB and since September 29, 2008 our trading symbol has been VOHO.OB. To date, there has not been an active market for our common stock. The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Common Stock
	$ HIGH	$ LOW
Fiscal Year Ending June 30, 2010
Second Quarter (through October 22, 2009)	2.00	2.00
First Quarter	5.20	5.20
Fiscal Year Ending June 30, 2009
Fourth Quarter	7.50	7.50
Third Quarter	7.40	7.40
Second Quarter	6.20	6.20
First Quarter	0.00	0.00
Period from June 11, 2008 to June 30, 2008	0.00	0.00

    As of October 29, 2009, there were 103,995,765 shares of common stock issued and held of record by approximately 56 holders (inclusive of those brokerage firms, clearing houses, banks and other nominee holders, holding common stock for clients, with each such nominee being considered as one holder).

    We have not paid cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance operations and expand our business and, therefore, do not expect to pay any dividends on our common stock in the foreseeable future.

    On September 12, 2008, our Board of Directors adopted, and our stockholders approved, the Volcan Holdings, Inc. 2008 Equity Incentive Plan, pursuant to which 40,000,000 shares of our common stock are reserved for issuance as awards to employees, directors, consultants, and other service providers.

    The following table sets forth information as of June 30, 2009, with respect to compensation plans under which shares of our common stock may be issued.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	20,000,000	$1.00	20,000,000
Equity Compensation Plans Not Approved by Security Holders	--	--	--

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

 CAUTIONARY STATEMENTS REGARDING FORWARD LOOKING STATEMENTS

This Annual Report contains certain forward-looking statements regarding management’s plans and objectives for future operations including plans and objectives relating to our marketing efforts and future economic performance. Any statement in this Annual Report and in the documents incorporated by reference into this Annual Report that is not a statement of an historical fact constitutes a “forward-looking statement.” Further, when we use the words “may,” “expect,” “anticipate,” “plan,” “believe,” “seek,” “estimate,” “intend,” and similar words, we intend to identify statements and expressions that may be forward-looking statements. We believe it is important to communicate certain of our expectations to our investors. The forward-looking statements and associated risks set forth in this Annual Report include or relate to, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our ability to obtain and retain sufficient capital for future operations, (e) our anticipated needs for working capital, and (f) the outcome of any litigation against us.  These statements may be found under Item 7, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and Item 1, “DESCRIPTION OF BUSINESS,” as well as in this Annual Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under Item 1A,”RISK FACTORS” and matters described in this Annual Report generally.

Reverse Merger

    On September 12, 2008, we completed a share exchange, pursuant to which we acquired all of the capital stock of VAC and VAC became our wholly owned subsidiary. In connection with this share exchange, we discontinued our former business and succeeded to the business of VAC as our sole line of business. The share exchange is being accounted for as a reverse acquisition and recapitalization. VAC is the acquiror for accounting purposes and we were the acquired company. Accordingly, VAC's historical financial statements for periods prior to the acquisition became our financial statements retroactively restated for, and giving effect to, the number of shares received in the Share Exchange. The accumulated deficit of VAC is carried forward after the acquisition. Operations reported for periods prior to the Share Exchange are those of VAC.

Overview

    We are a mineral exploration company that intends to explore prospective bauxite deposits in New South Wales, Australia. We are in the exploration stages with no revenue being generated now or in the near future. Our inception for accounting purposes was June 11, 2008.

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

Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Going Concern Consideration

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

Income Taxes

    We account for income taxes under the liability method in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

    We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments. We did not record any liabilities for uncertain tax positions for the fiscal year ended June 30, 2009 and for the period from June 11, 2008 (inception) to June 30, 2008.
Exploration Stage Company

    The SEC's Exchange Act Guide 7 “Description of Property by Issuers Engaged or to be Engaged in Significant Mining Operations” requires that mining companies in the exploration stage should not refer to themselves as development stage companies in their financial statements, even though such companies should comply with Financial Accounting Board Statement No. 7, if applicable. We are an exploration stage company under the SEC's Guide 7 and accordingly, we have not been referred to as a development stage company in our financial statements. The balance sheet, statement of operations, statement of equity and statement of cash flows are all presented as those of an exploration stage company for the fiscal year ended June 30, 2009 and for the period from June 11, 2008 (inception) to June 30, 2008.

Accounting for Mineral Rights, Mineral Claim Payments and Exploration Costs

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

    Upon our review of EITF No. 04-2, “Whether Mineral Rights are Tangible or Intangible Assets”. EITF No. 04-2 establishes mineral rights as tangible assets, whereby the aggregate carrying amount of such mineral rights should be reported as a separate component of property, plant, and equipment. We had no such tangible assets nor any related depletion expense for the fiscal year ended June 30, 2009 and for the period from June 11, 2008 (inception) to June 30, 2008.

    The term mineral rights is defined as the legal right to explore, extract, and retain at least a portion of the benefits from mineral deposits.

Environmental Remediation Costs

    Environmental remediation costs are accrued based on estimates of known environmental remediation exposure. Such accruals are recorded even if significant uncertainties exist over the ultimate cost of the remediation. It is reasonably possible that our estimates of reclamation liabilities, if any, could change as a result of changes in regulations, extent of environmental remediation required, means of reclamation or cost estimates. Ongoing environmental compliance costs, including maintenance and monitoring costs, are expensed as incurred. There were no environmental remediation costs accrued at June 30, 2009 and June 30, 2008.

Financial Statement Impact of these Critical Accounting Policies and Estimates

    We are still in the exploration stage and have had nominal operations to date. These critical policies and estimates have not materially impacted our financial statements given our limited operations.

    There has been no change in any critical policies or estimates since our inception.

Results of Operations

Fiscal Year Ended June 30, 2009 Compared to the Period from June 11, 2008 (inception) to June 30, 2008

Revenues. For the fiscal year ended June 30, 2009 and for the period from June 11, 2008 (inception) to June 30, 2008, we did not recognize any revenues.

    Expenses. For the fiscal year ended June 30, 2009, we incurred $1,227,433 in expenses, which consisted of stock compensation of $420,000, professional fees of $534,414 and general and administrative expenses of $273,019.  For the period from June 11, 2008 (inception) to June 30, 2008, we incurred $214,909 in expenses, which consisted of one-time expenses relating to the initial setup of VAC.

    Income Tax Expense. We did not recognize any income tax expense for the fiscal year ended June 30, 2009 and for the period from June 11, 2008 (inception) to June 30, 2008.

    Other Accounts Payable. For the fiscal year ended June 30, 2009, we had other accounts payable of approximately $765,000, which consisted of amounts due to a related party, AGM, for the purchase of exploration and prospecting information and administration services.  These amounts largely related to work done by the geological team in making this current discovery and in identifying this opportunity for VAC.  The reimbursement of these amounts are important to retain the geological expertise that is currently available to VAC for VAC's future development of these projects, which require specialist expert knowledge of this particular area and geology. The geological team is mindful of the current cash position of VAC and therefore have agreed to a staggered payment plan that the directors believe will not materially affect the ability of VAC to carry out its initial objectives in securing an independent verification of inferred JORC resources on VAC's tenement. It is the view of the directors, that such a resource statement should in normal market conditions make VAC eligible for larger institutional funding.  For the period from June 11 (inception) to June 30, 2008, we had other accounts payable of $1,449,905 consisting of amounts due to AGM for the purchase of exploration and prospecting information and administration services.

Liquidity and Capital Resources

    For the fiscal year ended June 30, 2009, we had cash and cash equivalents of  $92,062. Based on our cash flow projections, we believe that we have sufficient cash to satisfy our cash needs for approximately three months. We will need to raise additional capital of at least $250,000 to enable us to have sufficient capital liquidity to complete the initial field program to a level where we should be able to secure an independent resource statement to JORC standard, which should in ordinary market conditions make VAC eligible for larger institutional funding. If we are unable to raise additional funds on a timely basis or at all, any progress with respect to our exploration activities may be adversely affected.

    Over the next twelve months, we intend to use our cash on hand, together with any cash we are able to raise in the future, on exploring the geology of our tenement holdings through:

     Aerial photo and remote data interpretation. We intend to spend approximately $132,000 to conduct and interpret airborne and/or satellite surveys of our proposed tenement holdings.

    High resolution image based mapping and target selection. We intend to spend approximately $203,300 to conduct ground-based geological mapping and target selection of the bauxite and other mineral deposits on our proposed tenement holdings.

    Drilling, sampling and sub-surface mapping. We intend to spend approximately $6,596,993 million to perform drilling and sampling of bauxite deposits that we identify on our tenement holdings.

    Bulk sampling of identified Bauxite deposits. We intend to spend approximately $707,080 to conduct bulk sampling of bauxite deposits that we identify on our proposed tenement holdings.

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

    Related Party Transaction. We have paid approximately $200,000 to AGM for the provision of exploration and prospecting information. The remaining funds will be paid when more funds are raised, and/or when our liquidity allows.

    Other expected uses of proceeds. Our other expected uses of cash during the next twelve months are for our general and administrative expenses, including approximately $455,000 of payments to AGM pursuant to our Management Services Agreement for rent, the wages of the expert geological team and their basic office expenses. In addition, we are obligated to pay AGM an additional $350,000 for the services of our executive officers. Finally, we are obligated to make payments to one of our directors in the amount of $50,000 per year. To date, in light of our current financial situation, AGM has agreed to defer any payments to it with respect to the services of our officers. In addition, the director has agreed to defer any payments owed to him until our liquidity situation improves

    To the extent our cash on hand, together with any cash we are able to raise in the future, does not cover the amount of our planned expenditures above, the expenditures listed above will be reduced pro rata.

    We do not expect any purchases of plant and equipment we make during fiscal 2010 to be material. Nor do we intend to engage in any material sales and marketing efforts during such period. As our prospects are in the early exploration phase, we do not anticipate generating any revenues from operations for several years, if ever. We may also consider selling the project if management determines that an appropriate price can be obtained.  For the period from June 11 (inception) to June 30, 2008, we had cash and cash equivalents of $96.

Off-Balance Sheet Arrangements

    We did not engage in any off balance sheet arrangements during the fiscal year ended June 30, 2009 and the period from June 11, 2008 (inception) to June 30, 2008.

Recent Accounting Pronouncements

    In January 2008, the SEC released Staff Accounting Bulletin (“SAB”) No. 110, which amends SAB No. 107 which provided a simplified approach for estimating the expected term of a “plain vanilla” option, which is required for application of the Black-Scholes option pricing model (and other models) for valuing share options. At the time, the staff of the SEC (the “Staff”) acknowledged that, for companies choosing not to rely on their own historical option exercise data (i.e., because such data did not provide a reasonable basis for estimating the term), information about exercise patterns with respect to plain vanilla options granted by other companies might not be available in the near term; accordingly, in SAB No. 107, the Staff permitted use of a simplified approach for estimating the term of plain vanilla options granted on or before December 31, 2007. The information concerning exercise behavior that the Staff contemplated would be available by such date has not materialized for many companies. Thus, in SAB No. 110, the Staff continues to allow use of the simplified rule for estimating the expected term of plain vanilla options until such time as the relevant data becomes widely available. We do not expect its adoption of SAB No. 110 to have a material impact on our financial position, results of operations or cash flows.

    Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Item 8.  Financial Statements and Supplementary Data.

    Please see our financial statements beginning on page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    There have been no disagreements with our accountants since our formation that are required to be disclosed pursuant to Item 304(b) of Regulation S-K.  On October 1, 2009, we changed auditors as reported in our Form 8-K filed on October 1, 2009.

Item 9A(T).  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

    As required by Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our Chief Executive Officer and Principal Accounting Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic filings with the SEC and to ensure that information required to be disclosed in our periodic filings with the SEC is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control over Financial Reporting

    Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations. Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

    Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

    Management’s assessment of our internal control over financial reporting is as of the year ended June 30, 2009. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

    This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permits us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

    There were no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

    Our Board of Directors consists of three directors. Our bylaws allow for the number of directors to be set by the Board of Directors. Directors are elected annually to serve one-year terms.

    Set forth below is information concerning our directors and executive officers:

Name	Age	Position
Pnina Feldman	63	Director, Chief Executive Officer, President and Chairman
Sholom Feldman	33	Director, Secretary, Treasurer and Principal Accounting Officer
Paul Stephenson	49	Director

Directors and Officers

    Pnina Feldman has served as our Chief Executive Officer and President since the consummation of the Share Exchange on September 12, 2008. Mrs. Feldman co-founded VAC in June 2008. Mrs. Feldman has served as a Director of AGM since April 1996 and she and her husband are the only shareholders of AGM. Mrs. Feldman has been active in the mineral exploration industry for 15 years, during which time she has sourced, negotiated, and developed exploration and resource projects across Australia and internationally. She was the founder and executive Chairperson from 1997 to 2005 of Diamond Rose NL, a company that is listed on the Australian Securities Exchange. She has been deeply involved with numerous communal, educational, charitable and women's awareness initiatives, and in 2007 received the Wentworth Community Award for outstanding community service. Mrs. Feldman is the current Chair and an Executive Director of Australian Gold Investments Limited, an Australian Securities Exchange listed company, which she founded in April 2007.

    Sholom Feldman has served as our Secretary, Treasurer and Principal Accounting Officer since the consummation of the Share Exchange on September 12, 2008. Mr. Feldman co-founded VAC in June 2008. Mr. Feldman has been an employee of AGM since 1999 and his services have been contracted out by AGM to manage various companies, investments and projects. Mr. Feldman has extensive experience in general commercial management, has performed advisory and company secretarial work for companies listed on the Australian Securities Exchange as well as unlisted companies, and has managed both private and Australian listed exploration companies. Between 1999 and 2005, Mr. Feldman was General Manager of Diamond Rose NL. Mr. Feldman has been involved in negotiating, financing, developing and managing many exploration projects internationally, including the negotiating and sale to Murchison Metals Limited of iron ore tenements comprising the Pilbara Iron Ore Project and purchase of the Guanaco Mine in Chile from the Canadian Kinross Corporation, and subsequently their Australian gold assets including the Norseman and Broads Dam Gold Projects. Mr. Feldman is an Executive Director and Company Secretary of Australian Gold Investments Limited, an Australian Securities Exchange listed company, and he currently serves as a director and manager of a number of private companies.

    Paul Stephenson has served as a member of our Board of Directors since the consummation of the Share Exchange on September 12, 2008. Mr. Stephenson has degrees in law and the arts (history) and is a partner with the Australian national law firm, HWL Ebsworth Lawyers. He practices in the areas of public and private fundraising, initial public offerings and mergers and acquisitions involving both public and private companies. He has also worked for companies listed in multiple jurisdictions. Mr. Stephenson has a wide experience in industry sectors including pay television, retailing, mining and resources, financial markets, mobile telephony, automated teller machines and listed investment companies and trusts. Of particular relevance to us, he has worked on the initial public offerings of mining resource companies and has also worked for these clients in relation to other commercial, corporate, fundraising and compliance work.

Key Service Providers

    Dr. Simon Pecover, M.Sc., Ph.D. Dr. Pecover is an employee of AGM, and he provides services to us as our Head Geoscientist through our Management Services Agreement. Dr. Pecover is a geoscientist with over 30 years of experience in the minerals industry. His qualifications include a Ph.D. from the University of Sydney. He has held a wide variety of positions including as minerals project geologist in the New South Wales Geological Survey, chief geologist and directorship positions in both public and private companies, senior ecologist and project manager for a large environmental consultancy, and as lecturer in economic geology and ore deposit formation at the University of Technology, Sydney. He has also worked on exploration and mine development projects in Thailand and China.

    Dr. Robert Coenraads, B.Sc., Ph.D. Dr. Robert Coenraads is an employee of AGM, and he provides services to us as a Geoscientist through our Management Services Agreement. Dr. Coenraads is a qualified geologist, geophysicist and gemologist with over 30 years experience in exploration and mining worldwide. He has written four internationally published books on geology, over 40 scientific papers, and numerous unpublished independent and company reports. Dr. Coenraads is a Fellow of the Australasian Institute of Mining and Metallurgy (AusIMM) and Fellow of the Gemmological Association of Australia (GAA). He completed his Ph.D. at Macquarie University, Sydney, his Diploma in Gemmology at the GAA, his M.Sc. at the University of British Columbia, Vancouver and his B.A. with honors in geology and geophysics at Macquarie University.

    There are no family relationships among any of our directors and executive officers, except that Pnina Feldman and Sholom Feldman are mother and son.

Code of Ethics

    We intend to adopt a code of ethics that applies to our officers, directors and employees, including our Chief Executive Officer and Principal Accounting Officer, but have not done so to date due to our relatively small size.

Board Committees

    We expect our Board of Directors, in the future, to appoint an audit committee, nominating committee and compensation committee, and to adopt charters relative to each such committee. We intend to appoint such persons to committees of the Board of Directors as are expected to be required to meet the corporate governance requirements imposed by a national securities exchange, although we are not required to comply with such requirements until we elect to seek listing on a national securities exchange.

2008 Equity Incentive Plan

    We have adopted the Volcan Holdings, Inc. 2008 Equity Incentive Plan, pursuant to which 40,000,000 shares of our common stock are reserved for issuance as awards to employees, directors, consultants, and other service providers. The purpose of the 2008 Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons into our development and financial success. Under the 2008 Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options and restricted stock. The 2008 Plan will be administered by our Board of Directors until such time as such authority has been delegated to a committee of the Board of Directors. Options to purchase 20,000,000 shares of our common stock at $1.00 per share were granted to AGM pursuant to the 2008 Plan on September 12, 2008.

Management Incentive Warrants

    We have agreed to grant to L'Hayyim Pty Ltd Management Incentive Warrants to purchase up to an aggregate of 100,000,000 shares of our common stock upon achieving certain major milestones.

    To the extent vested, the Management Incentive Warrants will be exercisable for five years after the applicable vesting date at an exercise price of $1.00 per share. The Management Incentive Warrants shall vest, with respect to 20% of the shares, upon each conclusion of an independent report that gives us an inferred JORC resource of at least 100 million, 200 million, 300 million, 400 million and 500 million tons of bauxite.

Director Compensation

    The following table sets forth director compensation for the fiscal year ended June 30, 2009.

Name	Fees earned or paid in cash ($)	Total ($)
Paul Stephenson	$50,000 (1)	$50,000 (1)

(1)
Mr. Stephenson’s compensation of $50,000 was accrued during the fiscal year ended June 30, 2009 and not paid.  Mr. Stephenson has agreed to defer any payments owed to him until our liquidity situation improves.

Directors’ and Officers’ Indemnity

    We have entered into indemnification agreements with key officers and directors and such persons shall also have indemnification rights under applicable laws, and our certificate of incorporation and bylaws.

Item 11.  Executive Compensation.

    The following table sets forth the annual compensation and long-term compensation awards for the fiscal year ended June 30, 2009 for Pnina Feldman and Sholom Feldman (collectively, the “NEOs”) during the fiscal year ended June 30, 2009 and the period from June 11, 2008 to June 30, 2008.

Name and principal position	Year	All Other Compensation ($)	Total ($)
Pnina Feldman, Chief Executive Officer and President	Fiscal year ended June 30, 2009	$175,000 (1)	$175,000 (1)
	The period from June 11, 2008 (Inception) through June 30, 2008	$0	$0
Sholom Feldman, Treasurer and Secretary	Fiscal year ended June 30, 2009	$175,000 (1)	$175,000 (1)
	The period from June 11, 2008 (Inception) through June 30, 2008	$0	$0

(1)
We have agreed to pay AGM a retainer of $175,000 with respect to each of Ms. Feldman and Mr. Feldman during the year ended June 30, 2009.  However, AGM has agreed to defer any payments owed to it until our liquidity situation improves.

    Ms. Feldman and Mr. Feldman did not receive any compensation from us or from AGM during the period from June 11, 2008 through June 30, 2008.

Outstanding Equity Awards At Fiscal Year-End

    The following table provides certain information concerning unexercised options, stock that has not vested, and equity incentive plan awards held by each of our Named Executive Officers that were outstanding as of June 30, 2009.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Pnina Feldman	6,666,667	13,333,333	$1.00	September 12, 2018

    We granted options to purchase 20,000,000 shares of our common stock at $1.00 per share to AGM pursuant to the Volcan Holdings, Inc. 2008 Equity Incentive Plan.  One third of these options vest on each of September 12, 2009, September 12, 2010 and September 12, 2011.  Ms. Feldman and her husband are the sole owners of AGM.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

    The following tables set forth certain information as of October 29, 2009 regarding the beneficial ownership of our common stock by (i) each person or entity who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each executive officer; (iii) each director; and (iv) all of our officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each of the stockholders named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned. The address of each of the stockholders listed below is: c/o Volcan Holdings, Inc, Level 34, 50 Bridge Street, Sydney 2000, Australia.

	Common Stock
Name of Beneficial Owner	Shares Beneficially Owned (1)	Percent of Class(2)
Directors and Executive Officers
Pnina Feldman	96,666,667 (3)(4)(7)	87.55%
Sholom Feldman	0	0%
Paul Stephenson	0	0%
Directors and Executive Officers as a Group (3 persons)	96,666,667 (3)(4)(7)	87.55%

Certain Persons
L’Hayyim Pty Ltd as trustee for The L’Hayyim Trust (7)	90,000,000 (3)	81.51%
Australia Gemstone Mining Services Pty Limited (7)	6,666,667 (5)	6.04%

(1)	Unless otherwise indicated, includes shares owned by a spouse, minor children, and relatives sharing the same home, as well as entities owned or controlled by the named beneficial owner.

(2)	Based on 103,364,337 shares of our common stock outstanding.

(3)
Does not include 100,000,000 shares of our common stock issuable to L'Hayyim Pty Ltd as trustee for The L’Hayyim Trust upon exercise of Management Incentive Warrants that are subject to certain significant vesting milestones that have not been achieved as of October 26, 2009.

(4)
Includes (i) 90,000,000 shares of our common stock held by L’Hayyim Pty Ltd as trustee for The L’Hayyim Trust and (ii) 6,666,667 shares of our common stock issuable upon exercise of options granted under our 2008 Equity Incentive Plan to AGM.

(5)	Includes 6,666,667 shares of our common stock issuable upon exercise of currently exercisable options granted under our 2008 Equity Incentive Plan.

(6)	The sole stockholders of each of L’Hayyim Pty Ltd and AGM are Pnina Feldman and her husband, Pinchus Feldman, who have dispositive and voting control over the shares owned by these entities.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Management Services Agreement

General

    We are party to that certain Management Services Agreement, dated as of July 1, 2008, with AGM, which is owned and controlled by Pnina Feldman, a member of our Board of Directors and our Chief Executive Officer. Pursuant to the Management Services Agreement, four Key Persons provide executive and corporate services to us, including geological and technical expertise. During the term of the Management Services Agreement, we will pay AGM a retainer of $175,000 per annum (plus the required GST) with respect to each Key Person, being the two chief geoscientists, Dr. Simon Pecover and Dr. Robert Coenraads, and the two executive directors, Pnina Feldman and Sholom Feldman, for an aggregate amount of $700,000 (plus GST) per annum. However, the directors of AGM have agreed not to take any money for the wages of the Key Persons until further funds are raised. In addition, we are not required to pay any additional fees, including director’s fees, to AGM or the Key Persons personally with respect to the services to be provided by the Key Persons to us. Should we need further executive personnel, or if our operations expand to require further services than currently required from the Key Persons as set out in the Management Services Agreement, then AGM may provide such additional services to us on reasonable arm’s-length terms as approved by our independent directors or by our shareholders in a general meeting.

    Neither we nor AGM may terminate the Management Services Agreement prior to July 1, 2010, except that we may terminate the Management Services Agreement immediately if any of the following events occur:

•	AGM or any of its directors, officers, employees or agents is guilty of gross misconduct in relation to the provision of the services to us;

•	AGM suffers an Insolvency Event (as defined in the Management Services Agreement);

•	the Key Persons engage in any willful or grossly negligent conduct which is likely, in our reasonable opinion, to be detrimental to us; or

•	AGM is guilty of any gross default, breach, non-observance or non-performance of any of the terms and conditions contained in the Management Services Agreement.

    However, no provision of the Management Services Agreement precludes any of our Key Persons from terminating their services to us at any time and for any or for no reason by terminating their employment with AGM. Furthermore, if any of our Key Persons do terminate their employment with AGM, the Management Services Agreement does not grant us the authority to require AGM to hire a replacement that is acceptable to us.

    AGM may also provide additional administrative services to us, such as secretarial, accounting and office management services. These services will be provided on reasonable arm’s-length terms as approved by our independent directors.

Property

    The Management Services Agreement requires that AGM provide us with suitable fully serviced offices, which are located at Level 34, 50 Bridge Street, Sydney, Australia 2000. We have obtained rights to the shared use of this office space, which consists of approximately 2,000 square feet. We pay AGM $8,760.23 per month for the use of our office space for the fiscal years ended June 30, 2009 and June 30, 2010. The directors of AGM have agreed to defer payment of these amounts until we raise further funds.

Repayment of Obligations to AGM

    When we generate sufficient revenue, we plan to use approximately $1.4 million to repay our obligations to AGM under the Management Services Agreement, arising out of the purchase of exploration and prospecting information and administration services and rental fees. As detailed in "Other Accounts Payable" on page 25 above, AGM had paid for the license application and had access to all the intellectual property relating to these licenses that was procured as a result of all the work done in that area by members of AGM’s geological team. AGM made this intellectual property available to VAC in return for the payment mentioned above.

Relationship with Paul Stephenson

    Mr. Stephenson has served as a member of our Board of Directors since the consummation of the Share Exchange. Mr. Stephenson is a partner with the Australian national law firm, HWL Ebsworth Lawyers, which serves as our principal counsel in Australia. From the date of his appointment, Mr. Stephenson has not provided legal services to us on behalf of HWL Ebsworth Lawyers. He serves as a member of our Board of Directors in his personal capacity, not in his capacity as a partner of HWL Ebsworth Lawyers. HWL Ebsworth Lawyers does not receive any consideration in connection with Mr. Stephenson’s service on our Board of Directors.

Item 14.  Principal Accountant Fees and Services.

    Fees billed for services provided by Li & Company, PC (“Li”) and Nexia Court & Co., Chartered Accountants (“Nexia”) relating to the fiscal year ended June 30, 2009 and the period from June 11, 2008 to June 30, 2008 were as follows:

Audit Fees

     Li has not yet billed us for audit services relating to the fiscal year ended June 30, 2009.   We appointed Li as our independent registered public accounting firm on October 1, 2009.

    Audit fees billed by Nexia for the fiscal year ended June 30, 2009 and for the period from June 11, 2008 to June 30, 2009 totaled approximately $29,965.  These fees were billed for professional services rendered for the review of our quarterly financial statements and review of our financial statements for the period from June 11, 2008 to June 30, 2008.  We terminated the engagement of Nexia as our independent registered public accounting firm as of October 1, 2009.

Audit-Related Fees

    Li has not yet billed us for audit-related services for the fiscal year ended June 30, 2009.  Audit-related fees billed by Nexia for the fiscal year ended June 30, 2009 and for the period from June 11, 2008 to June 30, 2009 totaled approximately $10,000.

Tax Fees

    No tax fees have been paid to either Li or Nexia for any period.

All Other Fees

    No other fees other than those set out above have been paid to either Li or Nexia.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

    We have filed the following documents as part of this report on Form 10-K:

    1. Financial Statements. The audited consolidated financial statements of Volcan Holdings, Inc. required by Part II, Item 8, of this report on Form 10-K, which are listed on page F-1 of this annual report on Form 10-K, including the notes thereto and the report of our independent registered public accounting firm.

    2. Financial Statement Schedules. We have not filed any financial statement schedules as part of this report on Form 10-K because these schedules are not required or because the information required to be included in these schedules has been included in our audited consolidated financial statements or the notes thereto.

    3. Exhibits. The following exhibits have been filed as part of or incorporated by reference in this annual report on Form 10-K:

EXHIBIT NUMBER	DESCRIPTION

2.1
Share Exchange Agreement, dated as of September 12, 2008, by and among Volcan Holdings, Inc., Volcan Australia Corporation Pty Ltd and the sole shareholder of Volcan Australia Corporation Pty Ltd  (Incorporated herein by reference from Exhibit 2.1 to our Form 8-K filed with the SEC on September 17, 2008).

3.1	Certificate of Incorporation (Incorporated herein by reference from Exhibit 3.1 to our Form 8-K filed with the SEC on September 12, 2008)

3.2	Bylaws (Incorporated herein by reference from Exhibit 3.2 to our Form 8-K filed with the SEC on September 12, 2008)

10.1	Form of Subscription Agreement for September 12, 2009 Private Placement (Incorporated herein by reference from Exhibit 10.1 to our Form 8-K filed with the SEC on September 17, 2008).

10.2	Form of Investor Warrant for September 12, 2009 Private Placement (Incorporated herein by reference from Exhibit 10.2 to our Form 8-K filed with the SEC on September 17, 2008)

10.3	Form of Directors and Officers Indemnification Agreement (Incorporated herein by reference from Exhibit 10.3 to our Form 8-K filed with the SEC on September 17, 2008).

10.4
Management Service Agreement, dated July 1, 2008, by and between Volcan Australia Corporation Pty Ltd and Australian Gemstone Mining Pty Ltd. (Incorporated herein by reference from Exhibit 10.4 to our Form 8-K filed with the SEC on September 17, 2008).

10.5	Volcan Holdings, Inc. 2008 Equity Incentive Plan (Incorporated herein by reference from Exhibit 10.5 to our Form 8-K filed with the SEC on September 17, 2008).

10.6	Form of 2008 Incentive Stock Option Agreement (Incorporated herein by reference from Exhibit 10.6 to our Form 8-K filed with the SEC on September 17, 2008).

10.7	Form of 2008 Non-Qualified Stock Option Agreement (Incorporated herein by reference from Exhibit 10.7 to our Form 8-K filed with the SEC on September 17, 2008).

EXHIBIT NUMBE	DESCRIPTION
10.8
Agreement of Conveyance, Transfer and Assignment of Assets and Assumptions of Obligations, dated as of September 12, 2008, between Volcan Holdings, Inc. and Dunn Mining Holdings, Inc. (Incorporated herein by reference from Exhibit 10.8 to our Form 8-K filed with the SEC on September 17, 2008).

10.9
Stock Purchase Agreement, dated as of September 12, 2008 between Volcan Holdings, Inc. and Gregory Paul Byrne (Incorporated herein by reference from Exhibit 10.9 to our Form 8-K filed with the SEC on September 17, 2008).

10.10	Form of Management Incentive Warrant (Incorporated herein by reference from Exhibit 10.11 to our Form 8-K filed with the SEC on September 17, 2008).

10.11	Form of Subscription Agreement (Incorporated herein by reference from Exhibit 10.1 to our Form 8-K filed with the SEC on March 9, 2009).

10.12	Form of Warrant (Incorporated herein by reference from Exhibit 10.2 to our Form 8-K filed with the SEC on March 9, 2009).

21.1*	Subsidiaries of Volcan Holdings, Inc.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

____________

*           Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

VOLCAN HOLDINGS, INC.

October 29, 2009	/s/Pnina Feldman
Pnina Feldman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as in

Signature	Capacity in which Signed	Date

/s/ Pnina Feldman
Pnina Feldman	President and Chief Executive Officer (Principal Executive Officer)	October 29, 2009
/s/ Sholom Feldman
Sholom Feldman	Treasurer and Secretary (Principal Financial Officer)	October 29, 2009
/s/ Paul Stephenson
Paul Stephenson	Director	October 29, 2009

VOLCAN HOLDINGS, INC.

Index to Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets at June 30, 2009 and 2008	F-3

Statements of Operations for the Fiscal Year Ended June 30, 2009, for the Period from June 11, 2008 (Inception) through June 30, 2008 and for the Period from June 11, 2008 (Inception) through June 30, 2009	F-4

Statement of Stockholders’ Equity (Deficit) for the Period from June 11, 2008 (Inception) through June 30, 2009	F-5

Statements of Cash Flows for the Fiscal Year Ended June 30, 2009, for the Period from June 11, 2008 (Inception) through June 30, 2008, and for the Period from June 11, 2008 (Inception) through June 30, 2009	F-6

Notes to the Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Volcan Holdings, Inc.
(An exploration stage company)
Sydney, Australia

We have audited the accompanying consolidated balance sheets of Volcan Holdings, Inc. (an exploration stage company) (the “Company”) as of June 30, 2009 and 2008 and the related statement of operations, stockholders equity (deficit) and cash flows for the fiscal year ended June 30, 2009, for the period from June 11, 2008 (Inception) through June 30, 2008 and for the period from June 11, 2008 (Inception) through June 30, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2009 and 2008 and the results of its operations and its cash flows for the fiscal year ended June 30, 2009, for the period from June 11, 2008 (Inception) through June 30, 2008 and for the period from June 11, 2008 (Inception) through June 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company had a negative working capital and a deficit accumulated during the exploration stage at June 30, 2009 and had a net loss and cash used in operations for the fiscal year ended June 30, 2009, with no revenues during the period.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li & Company, PC
Li & Company, PC
Skillman, New Jersey
October 27, 2009

VOLCAN HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Balance Sheets

	June 30,	June 30,
	2009	2008

ASSETS

Current Assets:
Cash and cash equivalents	$92,062	$96
Other receivables	131,602	130,624
Deposit	115,080	-
Total current assets	338,744	130,720

Exploration permits and licenses	1,473,189	1,101,027

TOTAL ASSETS	$1,811,933	$1,231,747

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$1,564,199	$1,449,905
Advances from stockholder	86,258	-
Common stock to be issued	13,300	-
Total current liabilities	1,663,757	1,449,905

Stockholders' Equity (Deficit):
Common stock: $0.001 par value; 300,000,000 shares authorized; 103,995,765 and 100,000,000 shares issued and outstanding, respectively	103,996	100,000
Additional paid-in capital	1,588,953	(99,904)
Deferred compensation	(87,500)	-
Deficit accumulated during the exploration stage	(1,433,240)	(214,909)
Accumulated other comprehensive income (loss):
Foreign currency translation gain (loss)	(24,033)	(3,345)
Total stockholder’s equity (deficit)	148,176	(218,158)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,811,933	$1,231,747

See accompanying notes to the financial statements.

VOLCAN HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
 (Unaudited)

		For The	For The
		Period From	Period From
	For The	June 11, 2008	June 11, 2008
	Fiscal Year	(Inception)	(Inception)
	Ended	Through	Through
	June 30,	June 30,	June 30,
	2009	2008	2009

Stock compensation	$420,000	$-	$420,000
Professional fees	534,414	-	534,414
General and administrative	273,019	214,909	487,928
Total operating expenses	1,227,433	214,909	1,442,342

Other (income) expenses:
(Gain) on foreign exchange transactions	(3,544)	-	(3,544)
Interest (income)	(5,558)	-	(5,558)

Net loss	$(1,218,331)	$(214,909)	$(1,433,240)

Net loss per common share - basic and diluted	$(0.01)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding – basic and diluted	102,946,529	100,000,000	102,800,737

See accompanying notes to the financial statements.

See accompanying notes to the financial statements.
VOLCAN HOLDINGS, INC.
(An Exploration Stage Company)

Consolidated Statement of Stockholders’ Equity (Deficit)
For the Period from June 11, 2008 (Inception) through June 30, 2009

					Deficit	Other Comprehensive Income (Loss)
	Common Shares	Amount	Additional Paid-in Capital	Deferred Compensation	Accumulated During the Exploration Stage	Foreign Currency Translation Gain (Loss)	Total
Balance, June 11, 2008 (inception)	5,620,000	$5,620	$19,380	$-	$-	$-	$25,000

Effect of 1 for 6.1728395 forward stock split	29,071,358	29,071	(29,071)				-

Issuance of common stock in connection with reverse acquisition	90,000,000	90,000	(114,904)				(24,904)

Cancellation of common stock in connection with reverse acquisition	(24,691,358)	(24,691)	24,691				-

Comprehensive loss
Net loss					(214,909)		(214,909)
Foreign currency translation loss						(3,345)	(3,345)
Total comprehensive loss							(218,254)

Balance June 30, 2008	100,000,000	100,000	(99,904)	-	(214,909)	(3,345)	(218,158)

Issuance of common stock for cash (net of costs of $125,666)	3,745,765	3,746	1,145,038				1,148,784

Issuance of warrants in connection with common stock			36,569				36,569

Options issued for services			420,000				420,000

Common stock issued for Future services	250,000	250	87,250	(87,500)			-

Comprehensive loss
Net loss					(1,218,331)		(1,218,331)
Foreign currency translation loss						(20,688)	(20,688)
Total comprehensive loss							(1,239,019)

Balance, June 30, 2009	103,995,765	$103,996	$1,588,953	$(87,500)	$(1,433,240)	$(24,033)	$148,176

See accompanying notes to the financial statements.

VOLCAN HOLDINGS, INC.
(An Exploration Stage Company)
 Condensed Consolidated Statements of Cash Flows

		For The	For The
		Period From	Period From
	For The	June 11, 2008	June 11, 2008
	Fiscal Year	(Inception)	(Inception)
	Ended	Through	Through
	June 30,	June 30,	June 30,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,218,331)	$(214,909)	$(1,433,240)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Stock compensation	420,000		420,000
Changes in operating assets and liabilities
Deposit	(115,080)		(115,080)
Other receivables	(24,229)	(130,624)	(154,853)
Accounts payable	372,377	348,974	721,351
Common stock to be issued	13,300		13,300
Net Cash Provided By (Used In) Operating Activities	(551,963)	3,441	(548,522)

CASH FLOWS FROM INVESTING ACTIVITIES
Exploration and prospecting	(568,145)	-	(568,145)

CASH FLOWS FROM FINANCING ACTIVITIES

Sale of common stock, net of costs	1,185,353		1,185,353
Loan payable shareholder	86,258		86,258
Net Cash Provided By Financing Activities	1,271,611	-	1,271,611

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(59,537)	(3,345)	(62,882)

NET INCREASE IN CASH	91,966		92,062

CASH AT BEGINNING OF PERIOD	96		-
CASH AT END OF PERIOD	$92,062	$-	$92,062

See accompanying notes to financial statements

VOLCAN HOLDINGS, INC.
(AN EXPLORATION STAGE COMPANY)
JUNE 30, 2009 AND 2008
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE – 1 ORGANIZATION AND OPERATIONS

    Volcan Holdings, Inc. (formerly Dunn Mining, Inc.) (the “Company”) was incorporated on April 4, 2006 in the State of Nevada, for the purpose of acquiring and exploring mineral properties for economically recoverable reserves. On September 11, 2008, Dunn Mining was merged with and into Volcan Holdings, Inc., a Delaware corporation (the "Company"), for the purpose of changing its state of incorporation to Delaware from Nevada, changing its name and effectuating a 1-for-6.1728395 forward stock-split, all pursuant to a Certificate of Ownership and Merger and Articles of Merger, each dated September 11, 2008 and approved by stockholders on September 11, 2008.

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

    As a result of the ownership interest of the former shareholder of VAC, for financial statement reporting purposes, the merger between the Company and VAC has been treated as a reverse acquisition with VAC deemed the accounting acquirer and the Company deemed the accounting acquiree under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations” (“SFAS No. 141”).  The reverse merger is deemed a capital transaction and the net assets of VAC (the accounting acquirer) are carried forward to the Company (the legal acquirer and the reporting entity) at their carrying value before the combination.  The acquisition process utilizes the capital structure of the Company and the assets and liabilities of VAC which are recorded at historical cost.  The equity of the Company is the historical equity of VAC retroactively restated to reflect the number of shares issued by the Company in the transaction.

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

NOTE – 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

    The company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

    The consolidated financial statements include the accounts of Volcan Holdings, Inc. and its wholly-owned subsidiary Volcan Australia Corporation Pty Ltd (collectively,  Corporation Pty Ltds include the accounts of Volcan Holdings, Inc. and its wholly-owned subs

Exploration Stage Company

    The Company is an exploration stage company as defined by Statement of Financial Accounting Standards No. 7 “Accounting and Reporting by Development Stage Enterprises” (“SFAS No. 7”).  The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company’s exploration stage activities.

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

Fiscal Year End

    The Company has elected June 30 as its fiscal year ending date.

Cash Equivalents

    The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Mineral property and related mineral rights - bauxite claims

    The Company follows Statement of Financial Accounting Standards No. 19 “Financial Accounting and Reporting by Oil and Gas Producing Companies” (“SFAS No. 19”) and American Institute of Certified Public Accountants (“AICPA”) Statement of Position 98-5 “Reporting on the Costs of Start-Up Activities” (“SOP 98-5”) for its mineral property and related mineral rights - bauxite claims.  Mineral property and related mineral rights acquisition costs are capitalized pending determination of whether the drilling has found proved reserves.  If a mineral ore body is discovered, capitalized costs will be amortized on a unit-of-production basis following the commencement of production.  Otherwise, capitalized acquisition costs are expensed when it is determined that the mineral property has no future economic value.  Exploration costs, including rights of access to lands for geophysical work and salaries, equipment, and supplies for geologists and geophysical crews are expensed as incurred.  When it is determined that a mining deposit can be economically and legally extracted or produced based on established proven and probable reserves, further exploration costs and development costs as well as interest costs relating to exploration and development projects that require greater than six (6) months to be readied for their intended use incurred after such determination will be capitalized.

    The establishment of proven and probable reserves is based on results of final feasibility studies which indicate whether a property is economically feasible.  Upon commencement of commercial production, capitalized costs will be transferred to the appropriate asset categories and amortized on a unit-of-production basis.  Capitalized costs, net of salvage values, relating to a deposit which is abandoned or considered uneconomic for the foreseeable future will be written off.  Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.  The sale of a partial interest in a proved property is accounted for as a cost recovery and no gain or loss is recognized as long as this treatment does not significantly affect the unit-of-production amortization rate.  A gain or loss will be recognized for all other sales of proved properties and will be classified in other operating revenues.  Maintenance and repairs are charged to expense, and renewals and betterments are capitalized to the appropriate property and equipment accounts.

    The provision for depreciation, depletion and amortization (“DD&A”) of mineral properties is calculated on a property-by-property basis using the unit-of-production method.  Taken into consideration in the calculation of DD&A are estimated future dismantlement, restoration and abandonment costs, which are net of estimated salvage values.

Impairment of Long-lived Assets

    The Company follows Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) for its long-lived assets. The Company’s long-lived assets, which include mineral property and related mineral rights, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

    The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

    The Company periodically reviews its proved mineral properties for impairment whenever events and circumstances indicate a decline in the recoverability of their carrying value may have occurred.  The Company estimates the expected undiscounted future cash flows of its mineral properties and compares such undiscounted future cash flows to the carrying amount of the mineral properties to determine if the carrying amount is recoverable.  If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the mineral properties to fair value.  The factors used to determine fair value include, but are not limited to, recent sales prices of comparable properties, estimates of proved reserves, future commodity pricing, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the risk associated with realizing the expected cash flows projected.

    Unevaluated properties are assessed periodically on a property-by-property basis and any impairment in value is charged to expense.  If the unevaluated properties are subsequently determined to be productive, the related costs are transferred to proved mineral properties.  Proceeds from sales of partial interests in unproved leases are accounted for as a recovery of cost without recognizing any gain until all costs are recovered.

    The Company determined that there were no impairments of long-lived assets as of June 30, 2009 or 2008.

Fair Value of Financial Instruments

    The Company follows Statement of Financial Accounting Standards No. 107 “Disclosures about fair value of Financial Instruments” (“SFAS No. 107”) for disclosures about fair value of its financial instruments and has adopted Financial Accounting Standards Board (“FASB”) No. 157 “Fair Value Measurements” (“SFAS No. 157”) to measure the fair value of its financial instruments.  SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, SFAS No. 157 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by SFAS No. 157 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

    As defined by SFAS No. 107, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date.  The carrying amounts of the Company’s financial assets and liabilities, such as cash, other receivables, deposit, accounts payable, loan payable stockholder and common stock to be issued, approximate their fair values because of the short maturity of these instruments.

    The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2009 or 2008, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the fiscal year ended June 30, 2009 or for the period from June 11, 2008 (Inception) through June 30, 2008 and for the period from June 11, 2008 (Inception) through June 30, 2009.

Revenue Recognition

    The Company follows the guidance of the United States Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition” (“SAB No. 101”), as amended by SAB No. 104 (“SAB No. 104”) for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned less estimated future doubtful accounts.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

    The Company will derive its revenue from sales contracts with customers with revenues being generated upon the shipment of mineral ores upon the Company commencing exploration operations.  Persuasive evidence of an arrangement is demonstrated via invoice, product delivery is evidenced by warehouse shipping log as well as a signed bill of lading from the trucking company or third party carrier and title transfers upon shipment, based on free on board (“FOB”) warehouse; the sales price to the customer is fixed upon acceptance of the purchase order and there is no separate sales rebate, discount, or volume incentive.

Stock-based compensation for employees and equity instruments issued to parties other than employees for acquiring goods or services

    The Company accounted for its stock based compensation under the recognition and measurement principles of the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS No. 123R”) using the modified prospective method for transactions in which the Company obtains employee services in share-based payment transactions and the Financial Accounting Standards Board Emerging Issues Task Force Issue No. 96-18 “Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, Or In Conjunction With Selling Goods Or Services” (“EITF No. 96-18”) for share-based payment transactions with parties other than employees provided in SFAS No. 123R.  All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

Income Taxes

    The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”).  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

    The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of FIN 48.

Net Loss per Common Share

    Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128.  "Earnings per Share" ("SFAS No. 128").  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were 20,000,000 options and 3,745,767 warrants outstanding as of June 30, 2009, which were excluded from the calculation because their effect would be anti-dilutive.

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

Recently Issued Accounting Pronouncements

    In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 19, 2009.  Commencing with its annual report for the fiscal year ending June 30, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

    Furthermore, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

    In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009.  The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009.  The adoption of this standard did not have a material impact on its consolidated financial position, results of operations or cash flows.

    Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE – 3 GOING CONCERN

    As reflected in the accompanying financial statements, the Company had a deficit accumulated during the exploration stage of $1,433,240 at June 30, 2009 and had a net loss and cash used in operations of $1,218,331 and $551,963 for the fiscal year ended June 30, 2009, respectively, with no revenues since inception.

    While the Company is attempting to commence operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE – 4 EXPLORATION PERMITS & LICENCES

    The Company is primarily engaged in the acquisition, exploration and development of mineral properties. Mineral property acquisition costs and related capitalizable expenses of $1,473,189 are initially capitalized as tangible assets when purchased. At each fiscal quarter end, these carrying costs are assessed for impairment. If proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, capitalized costs will be depleted using the units-of-production method over the estimated life of the probable reserve.

    Currently, the Company expenses all costs as incurred related to the acquisition and exploration of mineral properties in which they have secured exploration rights prior to establishment of proven and probable reserves. These costs include general exploration costs and costs to maintain rights and leases associated with any properties under exploration. To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all costs are being expensed.

    The Company did not record depletion of mineral properties as it has not started to explore its mining claims.  Depletion expense for the next five (5) fiscal years is undeterminable as the Company is still an exploration stage company and its planned principal operations have not commenced.

NOTE – 5 OTHER RECEIVABLES

    Other receivables of $131,602 represent a GST refund from the Australian Taxation Office.

NOTE – 6 ADVANCES FROM STOCKHOLDER

    Advances from stockholder of $86,258 are payable on demand and bear no interest.

NOTE – 7 STOCKHOLDERS’ EQUITY (DEFICIT)

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

    In April 2009 the Company sold an additional 17,051 shares of common stock for $13,300. These shares have not yet been issued and are reflected in the financial statements in current liabilities as common stock to be issued.

    On June 24, 2009, the Company issued 250,000 shares of its common stock under a Finders Agreement signed on such date. The common stock was valued at its fair market value on the date of issuance of $87,500. The amount is being shown as deferred compensation at June 30, 2009 with the services to be performed over a three month period commencing July 2009.

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

    The fair value of the options issued to AGM, valued using the Black-Scholes valuation model, on the date of issuance, was $420,000.

    The table below summarizes the Company’s stock option activity for the year ended June 30, 2009:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant	Aggregate Intrinsic Value

Balance, June 30, 2008 Balance, December 31, 2007	-	$-	$-	-	$-
Granted	20,000,000	1.00	1.00	420,000	*
Cancelled	-	-	-		-
Exercised	-	-	-		-
Expired	-	-	-		-
Balance, June 30, 2009	20,000,000	$1.00	$1.00	420,000	$-
Vested and exercisable, June 30, 2009	20,000,000	$1.00	$1.00	420,000	$-
Unvested, June 30, 2009	-	$1.00	$1.00		$-

The following table summarizes information concerning outstanding and exercisable stock options as of June 30, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$1.00	20,000,000	4.67	$1.00	20,000,000	4.67	$1.00

$1.00	20,000,000	4.67	$1.00	20,000,000	4.67	$1.00

Warrants

    In connection with the private placements on September 12, 2008 and March 3, 2009, the Company issued warrants for 3,745,767 shares, all of which have been earned upon issuance.  The fair value of these warrants granted, estimated on the date of grant, was $0, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected option life (year)	5.00
Expected volatility	100.00%
Risk-free interest rate	2.08%
Dividend yield	0.00%

    The table below summarizes the Company’s warrants activity for the year ended June 30, 2009:

	Number of Warrant Shares	Exercise Price Range Per Share		Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, December 31, 2007	-		$-	$-	$-	$-
Granted	3,745,767		1.00	1.00	0	-
Canceled	-		-	-	-	-
Exercised	-		-	-	-	-
Expired	-		-	-	-	-
Balance, December 31, 2008	3,745,767		$1.00	$1.00	0	$-
Earned and exercisable, December 31, 2008	3,745,767		$1.00	$1.00	0	$-
Unvested, December 31, 2008	-	$			-	$-

    The following table summarizes information concerning outstanding and exercisable warrants as of June 30, 2009:

	Warrants Outstanding (*)			Warrants Exercisable (*)
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$1.00	3,745,767	4.12	$1.00	3,745,767	4.12	$1.00

$1.00	3,745,767	4.12	$1.00	3,745,767	4.12	$1.00

NOTE – 8 INCOME TAXES

    Volcan Holdings is a non-operating holding company.  VAC, the Company’s Australian subsidiary is subject to Australian income taxes.

United States Income Tax

    Volcan Holdings, Inc. is incorporated in the State of Delaware and is subject to United States of America tax law.  Volcan Holdings, Inc. did not have any taxable income for the year ended June 30, 2009 and 2008 and no provision for income taxes has been made in the United States.

NOTE – 9 RELATED PARTIES

    The company is a related party to Australian Gemstone Mining Services Pty Ltd (“AGM”), an entity owned and controlled by a member of the Board (Pnina Feldman). During the fiscal year ended June 30, 2009, the company paid $500,000 to AGM, arising out of the purchase of exploration and prospecting information and administration services, AGM’s cost basis. The remaining funds will be repaid when more funds are raised, and/or when liquidity allows.

NOTE – 10 COMMITMENTS AND CONTINGENCIES

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

    During the year the following amounts have been paid, or are  payable to, Australian Gemstone Mining Services Pty Ltd in  accordance with the Agreement:

Paid at June 30, 2009	$500,000
Payable during the next 12 months from the balance date for:
General and administrative expenses	$440,000
Executive officers services	$350,000

Finders Agreement

    On June 24, 2009, the Company entered into a Finders Agreement with GDR Privee, Inc. (GDR). GDR shall provide the Company with the names and contact information for investors that it believes may be interested in purchasing the securities of the Company.

    In addition to the issuance of 250,000 shares of Company common stock, the Company shall, upon the closing of each sale of securities to a Designated Investor (a "Closing"), pay to GDR in immediately available funds a cash fee equal to (i) five percent (5%) of the gross proceeds from the sale of equity securities to a Designated Investor and (ii) one and one-half percent (1.5%) of the gross proceeds from any sale of debt securities to a Designated Investor; provided, however, that, at the option of GDR, the Company shall pay GDR the foregoing compensation by issuing GDR shares of common stock (in lieu of cash), with each share of common stock being valued at the price per share of any common stock sold to Designated Investors at such Closing.

NOTE - 11 FOREIGN OPERATIONS

    Substantially all of the Company’s operations are carried out and all of its assets are located in Australia.  Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in Australia.  The Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency fluctuation and remittances and methods of taxation, among other things.

NOTE - 12 SUBSEQUENT EVENTS

    The company has evaluated all events that occurred after the balance sheet date through October 27, 2009, the date these financial statements were issued. The management of the Company is not aware of any subsequent events to be disclosed.