Form 10-Q
period 2009-09-30
Volcan Holdings, Inc.
filed 2009-11-23
CIK 1383116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐

As of November 20, 2009, 103,995,765 shares of the issuer’s common stock, $0.001 par value per share, were outstanding.

VOLCAN HOLDINGS, INC.

Table of Contents

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets	1
	Condensed Consolidated Statements of Operations (Unaudited)	2
	Consolidated Statement of Stockholders’ Equity	3
	Condensed Consolidated Statements of Cash Flows	4
	Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 4T.	Controls and Procedures	22

PART II	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 6.	Exhibits	23

PART I – FINANCIAL INFORMATION

Item 1.                      Financial Statements.

VOLCAN HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Balance Sheets

	September 30,	June 30
	2009 (Unaudited)	2009

ASSETS

Current Assets:
Cash and cash equivalents	$-	$92,062
Other receivables	161,738	131,602
Deposit	124,446	115,080
Total current assets	286,184	338,744

Intangible assets	1,694,669	1,473,189

TOTAL ASSETS	$1,980,853	$1,811,933

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,811,073	$1,564,199
Advances from stockholder	130,978	86,258
Common stock to be issued	13,300	13,300
Total current liabilities	1,955,351	1,663,757

Stockholders' Equity:
Common stock: $0.001 par value; 300,000,000 shares authorized; 103,995,765 shares issued and outstanding,	103,996	103,996
Additional paid-in capital	1,588,953	1,588,953
Deferred compensation	-	(87,500)
Deficit accumulated during exploration stage	(1,657,287)	(1,433,240)
Accumulated other comprehensive income (loss):
Foreign currency translation gain (loss)	(10,160)	(24,033)
Total stockholder’s equity	25,502	148,176

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,980,853	$1,811,933

See accompanying notes to the financial statements.

 VOLCAN HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
 (Unaudited)
			Period From
	For The	For The	June 11, 2008
	Three Months	Three Months	(Inception)
	Ended	Ended	Through
	September 30,	September 30,	September 30,
	2009	2008	2009

Stock-based compensation	$87,500	$420,000	$507,500
Professional fees	98,589	189,370	633,003
General and administrative	34,424	105,769	522,352
Total operating expenses	220,513	715,139	1,662,855

Other (income) expenses:
(Gain) loss on foreign exchange	4,598	(4,185)	1,054
Interest (income)	(1,064)	(1,951)	(6,622)

Net loss	$(224,047)	$(709,003)	$(1,657,287)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)	$(0.02)

Weighted average number of common shares outstanding – basic and diluted	103,995,765	100,749,969	103,031,709

See accompanying notes to the financial statements.

VOLCAN HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficit)
For the Period from June 11, 2008 (Inception) through September 30, 2009
(Unaudited)

						Other Comprehensive Income (Loss)
	Common Shares	Amount	Additional Paid-in Capital	Deferred Compensation	Deficit Accumulated During the Exploration Stage	Foreign Currency Translation Gain (Loss)	Total
Balance, June 11, 2008 (inception)	5,620,000	$5,620	$19,380	$-	$-	$-	$25,000

Effect of 1 for 6.1728395 forward stock split	29,071,358	29,071	(29,071)				-

Issuance of common stock in connection with reverse acquisition	90,000,000	90,000	(114,904)				(24,904)

Cancellation of common stock in connection with reverse acquisition	(24,691,358)	(24,691)	24,691				-

Comprehensive loss
Net loss					(214,909)		(214,909)
Foreign currency translation loss						(3,345)	(3,345)
Total comprehensive loss							(218,254)

Balance June 30, 2008	100,000,000	100,000	(99,904)	-	(214,909)	(3,345)	(218,158)

Issuance of common stock for cash (net of costs of $125,666)	3,745,765	3,746	1,145,038				1,148,784

Issuance of warrants in connection with common stock			36,569				36,569

Options issued for services			420,000				420,000

Common stock issued for Future services	250,000	250	87,250	(87,500)			-

Comprehensive loss
Net loss					(1,218,331)		(1,218,331)
Foreign currency translation loss						(20,688)	(20,688)
Total comprehensive loss							(1,239,019)

Balance, June 30, 2009	103,995,765	103,996	1,588,953	(87,500)	(1,433,240)	(24,033)	148,176

Amortization of deferred compensation				87,500			87,500

Comprehensive loss
Net loss					(224,047)		(224,047)
Foreign currency translation gain						13,873	13,873
Total comprehensive loss							(210,174)

Balance, September 30, 2009	103,995,765	$103,996	$1,588,953	$-	$(1,657,287)	$(10,160)	$25,502

See accompanying notes to the financial statements.

VOLCAN HOLDINGS, INC.
(An Exploration Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			For The
			Period From
	For The	For The	June 11, 2008
	Three Months	Three Months	(Inception)
	Ended	Ended	Through
	September 30,	September 30,	September 30,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(224,047)	$(709,003)	$(1,657,287)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Stock compensation	87,500	420,000	507,500
Changes in operating assets and liabilities
Deposit	(22,151)	-	(137,231)
Other receivables	(44,757)	(25,342)	(199,610)
Accounts payable	407,877	(87,434)	1,129,228
Common stock to be issued	-	-	13,300
Net Cash Provided By (Used In) Operating Activities	204,422	(401,779)	(344,100)

CASH FLOWS FROM INVESTING ACTIVITIES
Exploration and prospecting	(385,151)	(98,702)	(953,296)

CASH FLOWS FROM FINANCING ACTIVITIES

Sale of common stock, net of costs	-	1,145,335	1,185,353
Loan payable shareholder	54,303	61,124	140,561
Net Cash Provided By Financing Activities	54,303	1,206,459	1,325,914

EFFECT OF EXCHANGE RATE CHANGES ON CASH	34,364	(15,407)	(28,518)

NET INCREASE (DECREASE) IN CASH	(92,062)	690,571	-

CASH AT BEGINNING OF YEAR	92,062	96	-
CASH AT END OF YEAR	$-	$690,667	$-

See accompanying notes to financial statements

VOLCAN HOLDINGS, INC.
(An Exploration Stage Company)
September 30, 2009 and 2008
Notes to the Financial Statements
 (Unaudited)

NOTE 1 - ORGANIZATION AND OPERATIONS

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

As a result of the ownership interest of the former shareholder of VAC, for financial statement reporting purposes, the merger between the Company and VAC has been treated as a reverse acquisition with VAC deemed the accounting acquirer and the Company deemed the accounting acquiree under the purchase method of accounting in accordance with paragraph 805-40-05-2 of the FASB Accounting Standards Codification.  The reverse merger is deemed a capital transaction and the net assets of VAC (the accounting acquirer) are carried forward to the Company (the legal acquirer and the reporting entity) at their carrying value before the combination.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full year.  These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended June 30, 2009 and notes thereto contained in the information filed as part of the Company’s Annual Report on Form 10-K filed on August 7, 2009.

Exploration stage company

The Company is an exploration stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification. The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company’s exploration stage activities.

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

Fiscal year end

The Company elected June 30 as its fiscal year ending date.

Cash equivalents

           The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Mineral property and related mineral rights - bauxite claims

The Company follows topic 930 and subtopic 720-15 of the FASB Accounting Standards Codification for its mineral property and related mineral rights - bauxite claims.  Mineral property and related mineral rights acquisition costs are capitalized pending determination of whether the drilling has found proved reserves.  If a mineral ore body is discovered, capitalized costs will be amortized on a unit-of-production basis following the commencement of production.  Otherwise, capitalized acquisition costs are expensed when it is determined that the mineral property has no future economic value.  Exploration costs, including rights of access to lands for geophysical work and salaries, equipment, and supplies for geologists and geophysical crews are expensed as incurred.  When it is determined that a mining deposit can be economically and legally extracted or produced based on established proven and probable reserves, further exploration costs and development costs as well as interest costs relating to exploration and development projects that require greater than six (6) months to be readied for their intended use incurred after such determination will be capitalized.  The establishment of proven and probable reserves is based on results of final feasibility studies which indicate whether a property is economically feasible.  Upon commencement of commercial production, capitalized costs will be transferred to the appropriate asset categories and amortized on a unit-of-production basis.  Capitalized costs, net of salvage values, relating to a deposit which is abandoned or considered uneconomic for the foreseeable future will be written off.  Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.  The sale of a partial interest in a proved property is accounted for as a cost recovery and no gain or loss is recognized as long as this treatment does not significantly affect the unit-of-production amortization rate.  A gain or loss will be recognized for all other sales of proved properties and will be classified in other operating revenues.  Maintenance and repairs are charged to expense, and renewals and betterments are capitalized to the appropriate property and equipment accounts.

The provision for depreciation, depletion and amortization (“DD&A”) of mineral properties is calculated on a property-by-property basis using the unit-of-production method.  Taken into consideration in the calculation of DD&A are estimated future dismantlement, restoration and abandonment costs, which are net of estimated salvage values.

Impairment of long-lived assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets.  The Company’s long-lived assets, which include mineral property and related mineral rights, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

The Company determined that there were no impairments of long-lived assets as of September 30, 2009 or 2008.

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements.  To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2009 or 2008, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended September 30, 2009, 2008 or for the period from June 11, 2008 (inception) through September 30, 2009.

Revenue recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned less estimated future doubtful accounts.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

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

Stock-based compensation for obtaining employee services and equity instruments issued to parties other than employees for acquiring goods or services

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification and accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of section 505-50-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

Income taxes

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification.  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”).  Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.

Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were 20,000,000 options and 3,745,767 warrants outstanding as of September 30, 2009, which were excluded from the calculation because their effect would be anti-dilutive.

Recently issued accounting pronouncements

           In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009.  Commencing with its annual report for the year ending June 30, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement:

•	of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;
•	of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting; and
•	of management’s assessment of the effectiveness of its internal control over financial reporting as of year end.

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

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04 “Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99” which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, Classification and Measurement of Redeemable Securities.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value”, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this Update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this Update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99”,which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09 “Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees”.  This Update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity

Instruments Granted to Other Than Employees to the Codification. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent)”, which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this Update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this Update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this Update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this Update, such as the nature of any restrictions on the investor’s ability to redeem its investments a the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this Update regardless of whether the fair value of the investment is measured using the practical expedient. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 - GOING CONCERN

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the exploration stage of $1,657,287 and a working capital deficit of $1,669,167 at September 30, 2009, respectively, and had a and a net loss of $224,047 for the interim period ended September 30, 2009, with no revenues since inception.

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

NOTE 4 - STOCKHOLDERS’ EQUITY

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

NOTE 5 - COMMITMENTS AND CONTINGENCIES

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

The directors of Australian Gemstone Mining Services Pty Ltd have agreed to defer payment of $264,966, the amounts payable to it for the quarter ended September 30, 2009, until the Company raises further funds.

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated all events that occur after the balance sheet date as of September 30, 2009 through November 19, 2009, the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reverse Merger

On September 12, 2008, we completed a share exchange, pursuant to which we acquired all of the capital stock of Volcan Australia Corporation Pty Ltd, an Australian proprietary company (“VAC”) and VAC became our wholly owned subsidiary (the “Share Exchange”). In connection with the Share Exchange, we discontinued our former business and succeeded to the business of VAC as our sole line of business. The Share Exchange is being accounted for as a reverse acquisition and recapitalization. VAC is the acquiror for accounting purposes and we were the acquired company. Accordingly, VAC's historical financial statements for periods prior to the acquisition became our financial statements retroactively restated for, and giving effect to, the number of shares received in the Share Exchange. The accumulated deficit of VAC is carried forward after the acquisition. Operations reported for periods prior to the Share Exchange are those of VAC.

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

We adopted the provisions of the Financial Accounting Standards Board (the “FASB”) Interpretation No. 48; “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments. We did not record any liabilities for uncertain tax positions for the three months ended September 30, 2000 and 2008.

Exploration Stage Company. Guide 7 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), “Description of Property by Issuers Engaged or to be Engaged in Significant Mining Operations” requires that mining companies in the exploration stage should not refer to themselves as development stage companies in their financial statements, even though such companies should comply with FASB No. 7, if applicable. We are an exploration stage company under Guide 7 of the Exchange Act and accordingly, we have not been referred to as a development stage company in our financial statements. The balance sheet, statement of operations, statement of equity and statement of cash flows are all presented as those of an exploration stage company for the three months ended September 30, 2009 and 2008, the fiscal year ended June 30, 2009 and the period from June 11, 2008 (Inception) through September 30, 2009.

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

Emerging Issues Task Force (“EITF”) No. 04-2, “Whether Mineral Rights are Tangible or Intangible Assets,” establishes mineral rights as tangible assets, whereby the aggregate carrying amount of such mineral rights should be reported as a separate component of property, plant and equipment. At September 30, 2009 and September 30, 2008, we had no such tangible assets nor any related depletion expense. The term mineral rights is defined as the legal right to explore, extract, and retain at least a portion of the benefits from mineral deposits.

Environmental Remediation Costs. Environmental remediation costs are accrued based on estimates of known environmental remediation exposure. Such accruals are recorded even if significant uncertainties exist over the ultimate cost of the remediation. It is reasonably possible that our estimates of reclamation liabilities, if any, could change as a result of changes in regulations, extent of environmental remediation required, means of reclamation or cost estimates. Ongoing environmental compliance costs, including maintenance and monitoring costs, are expensed as incurred. There were no environmental remediation costs accrued for the three months ended September 30, 2009 and 2008.

Financial Statement Impact of these Critical Accounting Policies and Estimates. We are still in the exploration stage and have had nominal operations to date. These critical policies and estimates have not materially impacted our financial statements given our limited operations.

There has been no change in any critical policies or estimates since our inception.

Results of Operations

Period Ended September 30, 2009

Revenues. For the three months ended September 30, 2009 and 2008, we did not recognize any revenue.

Expenses. For the three months ended September 30, 2009, we incurred $220,513 in expenses, which consisted of stock compensation of $87,500, professional fees of $98,589 and general and administrative expenses of $34,424.  For the three months ended September 30, 2008, we incurred $715,139 in expenses, which consisted of  stock compensation of $420,000, professional fees of $189,370 and general and administrative expenses of $105,769.

Income Tax Expense. For the three months ended September 30, 2009 and September 30, 2008, we did not recognize any income tax expense.

Accounts Payable. For the three months ended September 30, 2009, we had other accounts payable of approximately $1,811,073, as compared to approximately $1,564,199 for the fiscal year ended June 30, 2009.  The accounts payable for both periods consisted of amounts due to a related party, Australian Gemstone Mining Services Pty Ltd (“AGM”), for the purchase of exploration and prospecting information and administration services.  These amounts largely related to work done by the geological team in making this current discovery and in identifying this opportunity for VAC.  The reimbursement of these amounts are important to retain the geological expertise that is currently available to VAC for VAC's future development of these projects, which require specialist expert knowledge of this particular area and geology. The geological team is mindful of the current cash position of VAC and therefore have agreed to a staggered payment plan that the directors believe will not materially affect the ability of VAC to carry out its initial objectives in securing an independent verification of inferred JORC resources on VAC's tenement. It is the view of the directors, that such a resource statement should in normal market conditions make VAC eligible for larger institutional funding.

Liquidity and Capital Resources

We did not have any cash or cash equivalents at September 30, 2009. For the fiscal year ended June 30, 2009, we had cash and cash equivalents of  $92,062. Based on our cash flow projections, we believe that we have sufficient cash to satisfy our cash needs for approximately three months. We will need to raise additional capital of at least $250,000 to enable us to have sufficient capital liquidity to complete the initial field program to a level where we should be able to secure an independent resource statement to JORC standard, which should in ordinary market conditions make VAC eligible for larger institutional funding. If we are unable to raise additional funds on a timely basis or at all, any progress with respect to our exploration activities may be adversely affected.

Over the next twelve months, we intend to use our cash on hand, together with any cash we are able to raise in the future, on exploring the geology of our tenement holdings through:

•	Aerial photo and remote data interpretation. We intend to spend approximately $132,000 to conduct and interpret airborne and/or satellite surveys of our proposed tenement holdings.

•
High resolution image based mapping and target selection. We intend to spend approximately $203,300 to conduct ground-based geological mapping and target selection of the bauxite and other mineral deposits on our proposed tenement holdings.

•	Drilling, sampling and sub-surface mapping. We intend to spend approximately $6,596,993 million to perform drilling and sampling of bauxite deposits that we identify on our tenement holdings.

•	Bulk sampling of identified bauxite deposits. We intend to spend approximately $707,080 to conduct bulk sampling of bauxite deposits that we identify on our proposed tenement holdings.

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

Related Party Transaction. The directors of AGM have agreed to defer payment of $264,966, the amounts payable to it for the three months ended September 30, 2009, until we raise further funds.

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

Off-Balance Sheet Arrangements

We did not engage in any off balance sheet arrangements during the three months ended September 30, 2009 and 2008.

Recent Accounting Pronouncements

           In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009.  Commencing with its annual report for the year ending June 30, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting; of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

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

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04 “Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99” which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, Classification and Measurement of Redeemable Securities.

The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value”, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this Update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this Update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99”,which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Treasurer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Treasurer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.                        Exhibits.

Exhibit No.                 Description

31.1*	Section 302 Certification by the Principal Executive Officer

31.2*	Section 302 Certification by the Principal Accounting Officer

32.1*	Section 906 Certification by the Principal Executive Officer and Principal Accounting Officer

________________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOLCAN HOLDINGS, INC.

Date:	November 23, 2009	By:	/s/ Pnina Feldman
Pnina Feldman
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 23, 2009	By:	/s/ Sholom Feldman
Sholom Feldman
Treasurer and Secretary
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.                           Description

31.1*	Section 302 Certification by the Principal Executive Officer

31.2*	Section 302 Certification by the Principal Accounting Officer

32.1*	Section 906 Certification by the Principal Executive Officer and Principal Accounting Officer

________________________
* Filed herewith