Form 10-K/A
period 2009-06-30
Volcan Holdings, Inc.
filed 2010-01-15
CIK 1383116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
____________________

FORM 10-K/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past  90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
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

i

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

•
delays or difficulties in obtaining the grant of our Applications, renewals or conversions of our tenement interests, or further applications as a result of the right to negotiate process, as this process can take as long as two years;

•
we may be liable for the payment of compensation as a result of agreements made pursuant to the right to negotiate or alternative process or as a result of a compensation order made by the Federal Court in the event native title has been determined to exist.  The amount of such compensation is not quantifiable at this stage;

•
if native title is found to exist the nature of the native title may be such that consent to mining is required from the native title holders but is withheld or only granted on conditions unacceptable to us; and

•
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

    We expense all costs as incurred related to the acquisition and exploration of mineral properties in which we have secured exploration rights prior to establishment of proven and probable reserves. These costs include general exploration costs and costs to maintain rights and leases associated with any properties under exploration. Currently, the Company has capitalized costs as incurred related to the acquisition of and exploration of mineral properties as exploration rights have been secured and a probable resource has been established albeit not yet to Australasian Joint Ore Reserves Committee standards.

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

We have experienced difficulties in obtaining financing for our business.  We have shifted some of our focus to investigating other possible strategies to have the exploration conducted on the property. Those strategies include possible joint venture arrangements or leasing our property to another exploration company.  There can be no assurance that these efforts in exploring possible leasing arrangement or joint venture arrangements will come to fruition.  Additionally, if any new ventures are successfully negotiated, there can be no assurance that such new venture will have enough financial resources to undertake exploration of our property.

  If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations.  By virtue of our inability to generate revenues over the preceding year, we will begin to seek out other sources of cash, including new investors, joint venture and strategic partners or loans from our officers or directors.  If we cease operations, we do not know what we would do subsequently and we have no plans to do anything in such event.  We have no plans to dissolve statutorily at this time, under any circumstances.  We are not engaged in general discussions with any companies who may be interested in acquiring us.  As of this date there is no definitive agreement signed and there is no assurance that any acquisition will be feasible in the future and in the event there is an acquisition, there is no assurance that it will be in the best interest of our shareholders.

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

    This annual report on Form 10-K/A does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permits us to provide only management’s report in this annual report.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

    We have filed the following documents as part of this report on Form 10-K:

    1. Financial Statements. The audited consolidated financial statements of Volcan Holdings, Inc. required by Part II, Item 8, of this report on Form 10-K/A, which are listed on page F-1 of this annual report on Form 10-K/A, including the notes thereto and the report of our independent registered public accounting firm.

    2. Financial Statement Schedules. We have not filed any financial statement schedules as part of this report on Form 10-K/A because these schedules are not required or because the information required to be included in these schedules has been included in our audited consolidated financial statements or the notes thereto.

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

10.10	Form of Management Incentive Warrant (Incorporated herein by reference from Exhibit 10.11 to our Form 8-K filed with the SEC on September 17, 2008).

10.11	Form of Subscription Agreement (Incorporated herein by reference from Exhibit 10.1 to our Form 8-K filed with the SEC on March 9, 2009).

10.12	Form of Warrant (Incorporated herein by reference from Exhibit 10.2 to our Form 8-K filed with the SEC on March 9, 2009).

21.1	Subsidiaries of Volcan Holdings, Inc. (Incorporated herein by reference from Exhibit 21.1 to our Form 10-K filed with the SEC on October 29, 2009).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

____________

*           Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

VOLCAN HOLDINGS, INC.

January 15, 2010	/s/ Pnina Feldman
Pnina Feldman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as in

Signature	Capacity in which Signed	Date

/s/ Pnina Feldman
Pnina Feldman	President and Chief Executive Officer (Principal Executive Officer)	January 15, 2010
/s/ Sholom Feldman
Sholom Feldman	Treasurer and Secretary (Principal Financial Officer)	January 15, 2010

Paul Stephenson	Director	January 15, 2010

VOLCAN HOLDINGS, INC.

Index to Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets at June 30, 2009 and 2008	F-3

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

VOLCAN HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Statements of Operations

		For The	For The
		Period From	Period From
	For The	June 11, 2008	June 11, 2008
	Fiscal Year	(Inception)	(Inception)
	Ended	Through	Through
	June 30,	June 30,	June 30,
	2009	2008	2009

Management services (including stock compensation of $420,000)	$741,877	$-	$741,877
Professional fees	212,537	-	212,537
General and administrative	273,019	214,909	487,928
Total operating expenses	1,227,433	214,909	1,442,342

Other (income) expenses:
(Gain) on foreign exchange transactions	(3,544)	-	(3,544)
Interest (income)	(5,558)	-	(5,558)

Net loss	$(1,218,331)	$(214,909)	$(1,433,240)

Net loss per common share - basic and diluted	$(0.01)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding – basic and diluted	102,946,529	100,000,000	102,800,737

See accompanying notes to the financial statements.

VOLCAN HOLDINGS, INC.
(An Exploration Stage Company)

Consolidated Statement of Stockholders’ Equity (Deficit)
For the Period from June 11, 2008 (Inception) through June 30, 2009
	Common Shares	Amount	Additional Paid-in Capital	Deferred Compen-sation	Deficit Accumulated During the Exploration Stage	Other Comprehensive Income (Loss) Foreign Currency Translation Gain (Loss)	Total
Balance, June 11, 2008 (inception)	5,620,000	$5,620	19,380	$-	$-	$-	$25,000

Effect of 1 for 6.1728395 forward stock split	29,071,358	29,071	(29,071)				-

Issuance of common stock in connection with reverse acquisition	90,000,000	90,000	(114,904)				(24,904)

Cancellation of common stock in connection with reverse acquisition	(24,691,358)	(24,691)	24,691				-

Comprehensive loss
Net loss					(214,909)		(214,909)
Foreign currency translation loss						(3,345)	(3,345)
Total comprehensive loss							(218,254)

Balance June 30, 2008	100,000,000	100,000	(99,904)	-	(214,909)	(3,345)	(218,158)

Issuance of common stock for cash (net of costs of $125,666)	3,745,765	3,746	1,145,038				1,148,784

Issuance of warrants in connection with common stock			36,569				36,569

Options issued for services			420,000				420,000

Common stock issued for Future services	250,000	250	87,250	(87,500)			-

Comprehensive loss
Net loss					(1,218,331)		(1,218,331)
Foreign currency translation loss						(20,688)	(20,688)
Total comprehensive loss							(1,239,019)

Balance, June 30, 2009	$103,995,765	$103,996	$1,588,953	$(87,500)	$(1,433,240)	$(24,033)	$148,176

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

Mineral property and related mineral rights - bauxite claims

    The Company follows Statement of Financial Accounting Standards No. 19 “Financial Accounting and Reporting by Oil and Gas Producing Companies” (“SFAS No. 19”) and American Institute of Certified Public Accountants (“AICPA”) Statement of Position 98-5 “Reporting on the Costs of Start-Up Activities” (“SOP 98-5”) for its mineral property and related mineral rights - bauxite claims.  Mineral property and related mineral rights acquisition costs are capitalized pending determination of whether the drilling has found proved reserves.  If a mineral ore body is discovered, capitalized costs will be amortized on a unit-of-production basis following the commencement of production.  Otherwise, capitalized acquisition costs are expensed when it is determined that the mineral property has no future economic value.  Exploration costs, including rights of access to lands for geophysical work and salaries, equipment, and supplies for geologists and geophysical crews are expensed as incurred where exploration rights have not been secured or where proven or probable reserves or resources have not been established  When it is determined in the view of the directors that a deposit could be economically extracted or produced based on established proven and probable reserves or resources, even if not yet established to Australian JORC standard, further exploration costs and development costs as well as interest costs relating to exploration and development projects that require greater than six (6) months to be readied for their intended use incurred after such determination will be capitalized.

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

    The financial records of VAC, the operating subsidiary of  the Company, are maintained in its local currency, the Australian Dollar, which is the functional currency.  Assets and liabilities are translated from the local currency into the reporting currency, U.S. dollars, at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the combined and consolidated financial statements.  Foreign currency translation gain (loss) resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining accumulated other comprehensive income in the combined and consolidated statement of stockholders’ equity.

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

    Currently, the Company has capitalized costs as incurred related to the acquisition and exploration of mineral properties in which they have secured exploration rights due to the establishment of a probable resourcealthough not yet to Australian JORC standard. These costs include general exploration costs and costs to maintain rights and leases associated with any properties under exploration.

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