Form 10-Q
period 2009-12-31
Volcan Holdings, Inc.
filed 2010-02-22
CIK 1383116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of February 16, 2010, 103,995,765 shares of the issuer’s common stock, $0.001 par value per share, were outstanding.

VOLCAN HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

 Item 1.     Financial Statements.

VOLCAN HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Balance Sheets

	December 31, 2009	June 30, 2009
	(Unaudited)
ASSETS
Current Assets:

Cash and cash equivalents	$31,794	$92,062
General sales tax receivables	188,343	131,602
Deposit	128,646	115,080
Total current assets	348,783	338,744

Intangible assets	2,054,266	1,473,189

TOTAL ASSETS	$2,403,049	$1,811,933

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$1,973,732	$1,564,199
Advances from stockholder	133,193	86,258
Common stock to be issued	13,300	13,300
Total current liabilities	2,120,225	1,663,757

Stockholders' Equity:
Common stock: $0.001 par value; 300,000,000 shares authorized; 103,995,765 shares issued and outstanding,	103,996	103,996
Additional paid-in capital	1,588,953	1,588,953
Deferred compensation	-	(87,500)
Deficit accumulated during the exploration stage	(1,419,490)	(1,433,240)
Accumulated other comprehensive income (loss):
Foreign currency translation gain (loss)	9,365	(24,033)
Total stockholder’s equity	282,824	148,176

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,403,049	$1,811,933

See accompanying notes to the financial statements.

VOLCAN HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
 (Unaudited)

			For The
			Period From
	For The	For The	June 11, 2008
	Six Months Ended	Six Months Ended	(Inception) Through
	December 31, 2009	December 31, 2008	December 31, 2009

Stock-based compensation	$87,500	$420,000	$507,500
Professional fees	241,048	253,672	775,462
General and administrative	108,245	199,002	596,173
Total operating expenses	436,792	872,674	1,879,135

Other (income) expenses:
(Gain) loss on foreign exchange	(2,670)	118,612	(6,214)
Interest income	(2,723)	(4,111)	(8,281)
Option fee income	(445,150)	-	(445,150)

Income (loss) before income taxes	13,750	(987,175)	(1,419,490)

Income tax	-	-	-
Net income (loss)	$13,750	$(987,175)	$(1,419,490)
Net loss per common share - basic and diluted	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding – basic and diluted	103,995,765	102,190,698	103,197,859

See accompanying notes to the financial statements.

VOLCAN HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
 (Unaudited)

	For The	For The
	Three Months Ended	Three Months Ended
	December 31, 2009	December 31, 2008
Professional fees	$142,459	$64,302
General and administrative	73,821	93,233
Total operating expenses	216,280	157,535

Other (income) expenses:
(Gain) loss on foreign exchange	(7,268)	122,797
Interest income	(1,659)	(2,160)
Option fee income	(445,150)	-

Income (loss) before income taxes	237,797	(278,172)

Income tax	-	-
Net loss	$237,797	$(278,172)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	103,995,765	103,631,428

See accompanying notes to the financial statements.

VOLCAN HOLDINGS, INC.
(An Exploration Stage Company)

Consolidated Statement of Stockholders’ Equity (Deficit)
For the Period from June 11, 2008 (Inception) through December 31, 2009
(Unaudited)

						Other Comprehensive Income (Loss)
	Common Shares	Amount	Additional Paid-in Capital	Deferred Compensation	Deficit Accumulated During the Exploration Stage	Foreign Currency Translation Gain (Loss)	Total Stockholders’ Equity (Deficit)
Balance, June 11, 2008 (inception)	5,620,000	$5,620	$19,380	$-	$-	$-	$25,000

Effect of 1 for 6.1728395 forward stock split	29,071,358	29,071	(29,071)				-

Issuance of common stock in connection with reverse acquisition	90,000,000	90,000	(114,904)				(24,904)

Cancellation of common stock in connection with reverse acquisition	(24,691,358)	(24,691)	24,691				-

Comprehensive loss
Net loss					(214,909)		(214,909)
Foreign currency translation loss						(3,345)	(3,345)
Total comprehensive loss							(218,254)

Balance June 30, 2008	100,000,000	100,000	(99,904)	-	(214,909)	(3,345)	(218,158)

Issuance of common stock for cash (net of costs of $125,666)	3,745,765	3,746	1,145,038				1,148,784

Issuance of warrants in connection with common stock			36,569				36,569

Options issued for services			420,000				420,000

Common stock issued for Future services	250,000	250	87,250	(87,500)			-

Comprehensive loss
Net loss					(1,218,331)		(1,218,331)
Foreign currency translation loss						(20,688)	(20,688)
Total comprehensive loss							(1,239,019)

Balance, June 30, 2009	103,995,765	103,996	1,588,953	(87,500)	(1,433,240)	(24,033)	148,176

Amortization of deferred compensation				87,500			87,500

Comprehensive income
Net income					13,750		13,750
Foreign currency translation gain						33,398	33,398
Total comprehensive income							47,148

Balance, December 31, 2009	103,995,765	$103,996	$1,588,953	$-	$(1,419,490)	$9,365	$282,824

See accompanying notes to the financial statements.

VOLCAN HOLDINGS, INC.
(An Exploration Stage Company)
December 31, 2009 and 2008
Notes to the Financial Statements
 (Unaudited)

NOTE 1 - ORGANIZATION AND OPERATIONS

Volcan Holdings, Inc. (formerly Dunn Mining, Inc.) (the “Company”) was incorporated on April 4, 2006 in the State of Nevada, for the purpose of acquiring and exploring mineral properties for economically recoverable reserves. On September 11, 2008, Dunn Mining was merged with and into Volcan Holdings, Inc., a Delaware corporation, for the purpose of changing its state of incorporation to Delaware from Nevada, changing its name and effectuating a 1-for-6.1728395 forward stock-split, all pursuant to a Certificate of Ownership and Merger and Articles of Merger, each dated September 11, 2008 and approved by stockholders on September 11, 2008.

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

The Company determined that there were no impairments of long-lived assets as of December 31, 2009 or 2008.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, other receivables, loans receivable, deposits and accounts payable, advances from shareholder, loans payable and common stock to be issued, approximate their fair values because of the short maturity of these instruments. The Company’s loans receivable, and loans payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2009.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2009 or 2008, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended December 31, 2009, 2008 or for the period from June 11, 2008 (inception) through December 31, 2009.

Revenue recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

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

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were 20,000,000 options and 3,745,767 warrants outstanding as of December 31, 2009, which were excluded from the calculation because their effect would be anti-dilutive.

Recently issued accounting pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009.  Under the provisions of Section 404 of the Sarbanes-Oxley Act, public companies and their independent auditors are each required to report to the public on the effectiveness of a company’s internal controls.  The smallest public companies with a public float below $75 million have been given extra time to design, implement and document these internal controls before their auditors are required to attest to the effectiveness of these controls.  This extension of time will expire beginning with the annual reports of companies with fiscal years ending on or after June 15, 2010.  Commencing with its annual report for the year ending June 30, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;
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

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01 “Equity Topic 505 – Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share (“EPS”)).  Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25- 14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification.  The amendments in this Update also provide a technical correction to the Accounting Standards Codification.  The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary.  That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders.  It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-02 “Consolidation Topic 810 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification”, which provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to the following:

1.	A subsidiary or group of assets that is a business or nonprofit activity
2.	A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture
3.	An exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture).

The amendments in this Update also clarify that the decrease in ownership guidance in Subtopic 810-10 does not apply to the following transactions even if they involve businesses:

1.	Sales of in substance real estate. Entities should apply the sale of real estate guidance in Subtopics 360-20 (Property, Plant, and Equipment) and 976-605 (Retail/Land) to such transactions.
2.
Conveyances of oil and gas mineral rights.  Entities should apply the mineral property conveyance and related transactions guidance in Subtopic 932-360 (Oil and Gas-Property, Plant, and Equipment) to such transactions.

If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other U.S. GAAP, such as transfers of financial assets, revenue recognition, exchanges of nonmonetary assets, sales of in substance real estate, or conveyances of oil and gas mineral rights, and apply that guidance as applicable. If no other guidance exists, an entity should apply the guidance in Subtopic 810-10.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 - GOING CONCERN

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the exploration stage of $1,419,490 and a working capital deficit of $1,771,442 at December 31, 2009, respectively.

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

Joint Venture Agreement

On October 30, 2009, VAC and the title holder of all of Volcan’s 28 bauxite tenements in Eastern Australia, entered into a joint venture agreement (the “Agreement”) with Martin Place Securities Pty Ltd (“MPS”), a Sydney, Australia based investment banking firm that focuses on the resource industry. Pursuant to this Agreement, each of Volcan Holdings and MPS agreed to form a new joint venture entity (“Newco”), 50% of which shall be initially owned by MPS and 50% of which shall initially be owned by Volcan Holdings. As moneys are raised into Newco the founding shareholders will be diluted equally. At the balance date, AUD $1,550,000 was raised into Newco (now called Plateau Bauxite Limited). As a result of that raise, Volcan currently holds 31.25% of the issued capital of Newco. In addition, under this Agreement, Newco was granted the right to purchase an option to earn interests in VAC’s tenements by making a payment, on behalf of VAC, to the Queensland government in the amount of A$250,000 in satisfaction of tenement fees owed and A$250,000 to Volcan Holdings for general corporate purposes (the “Tenement Interest Option”). These amounts are recorded as Option Fee income in Other Income (Expense) in the Statement of Operations.

Under the Tenement Interest Option, Newco would have the right to earn a 10% interest in any of the 28 tenements held by VAC (other than NSW EL 7301) that Newco spends at least A$500,000 on within 24 months of October 30, 2009. Once Newco has earned this 10% interest in a tenement, it will have the right to earn an additional 10% interest in such tenement by purchasing A$500,000 of shares of common stock of Volcan Holdings at a purchase price of A$10 per share within 24 months of October 30, 2009. As such, in order for Newco to acquire a 20% interest in each of Volcan Australia’s 28 tenements (other than NSW EL 7301), Newco would need to spend at least A$14 million on the 28 tenements and purchase at least A$14 million of shares of common stock of Volcan Holdings at a purchase price of $10 per share.

With respect to NSW EL 7301, under the Tenement Interest Option, Newco will have the right to earn a 12.5% interest of by identifying a JORC compliant inferred resource of 100 million tons of economic grade bauxite on that tenement within 12 months of October 30, 2009, and purchasing A$3 million of shares of commons stock of Volcan Holdings at a purchase price of A$10 per share. Newco has the right to earn a further 12.5% by identifying a JORC compliant inferred resource of 300 million tons of economic grade bauxite on that tenement within 12 months of October 30, 2009, and purchasing an additional A$3 million of shares of common stock of Volcan Holdings at a purchase price of A$10 per share.

Under the Agreement, each of VAC and MPS has agreed to cause Newco to enter into an exclusive management agreement with Australian Gemstone Mining Pty Ltd (“AGM”), an affiliate of Sholom Feldman and Pnina Feldman, for the provision of geological and project management services by AGM for all projects associated with the tenements held by VAC at cost as approved by the board of Newco, plus a 15% management fee, for a minimum of 24 months from October 31, 2009 and thereafter for such time that this agreement remains in effect.

Following execution of this Agreement, VAC and MPS formed a new company in New South Wales to serve as Newco entitled Plateau Bauxite Limited (“PBL”). Moreover, in November 2009, MPS helped PBL raise A$1,550,000 from investors in Australia in a private placement and on November 19, 2009, PBL purchased the above described Tenement Interest Option. PBL intends to try to list on the Australian Securities Exchange in 2010.

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated all events that occur after the balance sheet date as of December 31, 2009 through February 17, 2010, the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there was no reportable subsequent event to be disclosed.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a mineral exploration company that intends to explore prospective bauxite deposits in New South Wales, Australia and Queensland, Australia. We are in the exploration stage, have not generated any revenue to date and do not anitcipate doing so in the near future. Our inception for accounting purposes was June 11, 2008.

Critical Accounting Policies

Exploration stage company.  We are an exploration stage company as defined by section 915-10-20 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification. We are still devoting substantially all of our efforts to establishing our business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of our exploration stage activities.

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

Fiscal Year End.  We elected June 30 as our fiscal year ending date.

Cash Equivalents.  We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Mineral Property and Related Mineral Rights - Bauxite Claims.  We follow topic 930 and subtopic 720-15 of the FASB Accounting Standards Codification for our mineral property and related mineral rights - bauxite claims.  Mineral property and related mineral rights acquisition costs are capitalized pending determination of whether the drilling has found proved reserves.  If a mineral ore body is discovered, capitalized costs will be amortized on a unit-of-production basis following the commencement of production.  Otherwise, capitalized acquisition costs are expensed when it is determined that the mineral property has no future economic value.  Exploration costs, including rights of access to lands for geophysical work and salaries, equipment, and supplies for geologists and geophysical crews are expensed as incurred.  When it is determined that a mining deposit can be economically and legally extracted or produced based on established proven and probable reserves, further exploration costs and development costs as well as interest costs relating to exploration and development projects that require greater than six (6) months to be readied for their intended use incurred after such determination will be capitalized.  The establishment of proven and probable reserves is based on results of final feasibility studies which indicate whether a property is economically feasible.  Upon commencement of commercial production, capitalized costs will be transferred to the appropriate asset categories and amortized on a unit-of-production basis.  Capitalized costs, net of salvage values, relating to a deposit which is abandoned or considered uneconomic for the foreseeable future will be written off.  Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.  The sale of a partial interest in a proved property is accounted for as a cost recovery and no gain or loss is recognized as long as this treatment does not significantly affect the unit-of-production amortization rate.  A gain or loss will be recognized for all other sales of proved properties and will be classified in other operating revenues.  Maintenance and repairs are charged to expense, and renewals and betterments are capitalized to the appropriate property and equipment accounts.

The provision for depreciation, depletion and amortization (“DD&A”) of mineral properties is calculated on a property-by-property basis using the unit-of-production method.  Taken into consideration in the calculation of DD&A are estimated future dismantlement, restoration and abandonment costs, which are net of estimated salvage values.

Impairment of Long-Lived Assets.  We have adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for our long-lived assets.  Our long-lived assets, which include mineral property and related mineral rights, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

We assess the recoverability of our long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

We periodically review our proved mineral properties for impairment whenever events and circumstances indicate a decline in the recoverability of their carrying value may have occurred.  We estimate the expected undiscounted future cash flows of our mineral properties and compare such undiscounted future cash flows to the carrying amount of the mineral properties to determine if the carrying amount is recoverable.  If the carrying amount exceeds the estimated undiscounted future cash flows, we will adjust the carrying amount of the mineral properties to fair value.  The factors used to determine fair value include, but are not limited to, recent sales prices of comparable properties, estimates of proved reserves, future commodity pricing, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the risk associated with realizing the expected cash flows projected.

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

We determined that there were no impairments of long-lived assets as of December 31, 2009 or 2008.

Fair value of financial instruments.  We follow paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States (“U.S. GAAP”), and expands disclosures about fair value measurements.  To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1:  Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3: Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of our financial assets and liabilities, such as cash, other receivables, loans receivable, deposits and accounts payable, advances from shareholder, loans payable and common stock to be issued, approximate their fair values because of the short maturity of these instruments. Our loans receivable, and loans payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to us for similar financial arrangements at December 31, 2009.

We do not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis.  Consequently, we did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2009 or 2008, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended December 31, 2009, 2008 or for the period from June 11, 2008 (inception) through December 31, 2009.

Revenue Recognition. We apply paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  We recognize revenue when it is realized or realizable and earned. We consider revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable and (iv) collectability is reasonably assured.

We will derive our revenue from sales contracts with customers with revenues being generated upon the shipment of mineral ores upon our commencement of exploration operations.  Persuasive evidence of an arrangement is demonstrated via invoice, product delivery is evidenced by warehouse shipping log as well as a signed bill of lading from the trucking company or third party carrier and title transfers upon shipment, based on free on board (“FOB”) warehouse; the sales price to the customer is fixed upon acceptance of the purchase order and there is no separate sales rebate, discount, or volume incentive.

Stock-based Compensation.  We account for our stock based compensation in which we obtain employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification and account for equity instruments issued to parties other than employees for acquiring goods or services under guidance of section 505-50-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

Income Taxes.  We account for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification.  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

We adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”).  Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  We had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Net Loss per Common Share.  Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were 20,000,000 options and 3,745,767 warrants outstanding as of December 31, 2009, which were excluded from the calculation because their effect would be anti-dilutive.

Financial Statement Impact of these Critical Accounting Policies and Estimates. We are still in the exploration stage and have had nominal operations to date. These critical policies and estimates have not materially impacted our financial statements given our limited operations.

There has been no change in any critical policies or estimates since our inception.

Results of Operations

Period Ended December 31, 2009

Revenues. For the six months ended December 31, 2009 and 2008, we did not recognize any revenue.

Expenses. For the six months ended December 31, 2009, we incurred $436,792 in expenses, which consisted of stock compensation of $87,500, professional fees of $241,048 and general and administrative expenses of $108,245  For the six months ended December 31, 2008, we incurred $872,674 in expenses, which consisted of  stock compensation of $420,000, professional fees of $253,672 and general and administrative expenses of $199,002.

Income Tax Expense. For the six months ended December 31, 2009 and December 31, 2008, we did not recognize any income tax expense.

Accounts Payable. For the six months ended December 31, 2009, we had other accounts payable of approximately $1,973,732, as compared to approximately $1,564,199 for the fiscal year ended June 30, 2009.  The accounts payable for both periods consisted of amounts due to a related party, Australian Gemstone Mining Services Pty Ltd (“AGM”), for the purchase of exploration and prospecting information and administration services.  These amounts largely related to work done by AGM’s geological team in exploring our tenements and exploring opportunities.  The reimbursement of these amounts are important to retain the geological expertise that is currently available to us for our future development of our projects, which require specialist expert knowledge of this particular area and geology. The geological team is mindful of our current cash position and therefore has agreed to a staggered payment plan that our directors believe will not materially affect our ability to carry out our initial objectives in securing an independent verification of inferred JORC resources on our tenements. It is the view of our directors, that such a resource statement should in normal market conditions make us eligible for larger institutional funding.

Liquidity and Capital Resources

We had cash or cash equivalents of $31,794 at December 31, 2009. For the fiscal year ended June 30, 2009, we had cash and cash equivalents of $92,062. Based on our cash flow projections, we believe that we have sufficient cash to satisfy our cash needs for approximately three months. We will need to raise additional capital of at least $250,000 to enable us to have sufficient capital liquidity to complete the initial field program to a level where we should be able to secure an independent resource statement to JORC standard. We anticipate that Plateau Bauxite Limited, which has the right to acquire up to 25% of certain of our tenements and with respect to which have a non-controlling interest, to contribute funds towards the initial field program. If we are unable to raise additional funds on a timely basis or at all, any progress with respect to our exploration activities may be adversely affected.

Over the next twelve months, provided we are able to raise sufficient funds, we intend to make the following expenditures in connection with exploring the geology of our tenement holdings:

•	Aerial photo and remote data interpretation. We intend to spend approximately $130,000 to conduct and interpret airborne and/or satellite surveys of our proposed tenement holdings.

•
High resolution image based mapping and target selection. We intend to spend approximately $200,000 to conduct ground-based geological mapping and target selection of the bauxite and other mineral deposits on our proposed tenement holdings.

•	Drilling, sampling and sub-surface mapping. We intend to spend approximately $6,600,000 million to perform drilling and sampling of bauxite deposits that we identify on our tenement holdings.

•	Bulk sampling of identified bauxite deposits. We intend to spend approximately $700,000 to conduct bulk sampling of bauxite deposits that we identify on our proposed tenement holdings.

Payment to Shareholder. Pursuant to the terms of a share exchange agreement, pursuant to which we acquired all of the outstanding capital stock of Volcan Australia Corporation Pty Ltd., we have agreed to pay $1.5 million to L'Hayyim Pty Ltd as trustee for The L'Hayyim Trust, our principal shareholder, at the end of the first fiscal quarter in which we have cash on hand of at least $5 million. It is unlikely for this to be achieved over the next twelve months, and therefore unlikely that any such payment will be made ~~in~~during this initial period.

Related Party Transaction. We have paid approximately 150,000 to AGM for the provision of exploration and prospecting information. The remaining funds will be paid when more funds are raised, and/or when our liquidity allows.

Other expected uses of proceeds. Our other expected uses of cash during the next twelve months are for our general and administrative expenses, including approximately $480,000 of payments to AGM pursuant to our Management Services Agreement for rent, the wages of the expert geological team and their basic office expenses. In addition, we are obligated to pay AGM an additional $380,000 for the services of our executive officers. Finally, we are obligated to make payments to one of our directors in the amount of $50,000 per year. To date, in light of our current financial situation, AGM has agreed to defer any payments to it with respect to the services of our officers. In addition, the director has agreed to defer any payments owed to him until our liquidity situation improves.

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

Off-Balance Sheet Arrangements

We did not engage in any off balance sheet arrangements during the six months ended December 31, 2009 and 2008.

Recent Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009.  Under the provisions of Section 404, public companies and their independent auditors are each required to report to the public on the effectiveness of a company’s internal controls.  The smallest public companies with a public float below $75 million have been given extra time to design, implement and document these internal controls before their auditors are required to attest to the effectiveness of these controls.  This extension of time will expire beginning with the annual reports of companies with fiscal years ending on or after June 15, 2010.   Commencing with our annual report for the year ending June 30, 2010, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement:

•	of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting;
•	of management’s assessment of the effectiveness of our internal control over financial reporting as of year end; and
•	of the framework used by management to evaluate the effectiveness of our internal control over financial reporting.

Furthermore, we are required to file the auditor’s attestation report separately on our internal control over financial reporting on whether it believes that we have maintained, in all material respects, effective internal control over financial reporting.

In June 2009, the FASB approved the FASB Accounting Standards Codification as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The FASB Accounting Standards Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Accounting Standards Codification will be considered non-authoritative. The FASB Accounting Standards Codification is effective for interim and annual periods ending after September 15, 2009. The adoption of this standard did not have a material impact on our consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04 “Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99” which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, Classification and Measurement of Redeemable Securities.  We do not expect the adoption of this update to have a material impact on our consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value”, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this Update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this Update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. We do not expect the adoption of this update to have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99”,which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. We do not expect the adoption of this update to have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09 “Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees”.  This Update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. We do not expect the adoption to have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent)”, which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this Update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this Update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this Update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this Update, such as the nature of any restrictions on the investor’s ability to redeem its investments a the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this Update regardless of whether the fair value of the investment is measured using the practical expedient. We do not expect the adoption to have a material impact on our consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01 “Equity Topic 505 – Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share (“EPS”)).  Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25- 14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification.  The amendments in this Update also provide a technical correction to the Accounting Standards Codification.  The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary.  That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders.  It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-02 “Consolidation Topic 810 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification”, which provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to the following:

1.	A subsidiary or group of assets that is a business or nonprofit activity;

2.	A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; and

3.	An exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture).

The amendments in this Update also clarify that the decrease in ownership guidance in Subtopic 810-10 does not apply to the following transactions even if they involve businesses:

1.	Sales of in substance real estate. Entities should apply the sale of real estate guidance in Subtopics 360-20 (Property, Plant, and Equipment) and 976-605 (Retail/Land) to such transactions.
2.
Conveyances of oil and gas mineral rights.  Entities should apply the mineral property conveyance and related transactions guidance in Subtopic 932-360 (Oil and Gas-Property, Plant, and Equipment) to such transactions.

If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other U.S. GAAP, such as transfers of financial assets, revenue recognition, exchanges of nonmonetary assets, sales of in substance real estate, or conveyances of oil and gas mineral rights, and apply that guidance as applicable. If no other guidance exists, an entity should apply the guidance in Subtopic 810-10.

          We do not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Treasurer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Treasurer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

       On January 22, 2010, as compensation for certain consulting services, we issued (i) a five-year warrant to purchase 750,000 shares of common stock to SeaHawk Capital Group, Inc. ("SeaHawk") at an exercise price of $1.00 per share and (ii) a five-year warrant to purchase 750,000 shares of common stock to Simon Jacobs at an exercise price of $1.00 per share. These warrants are exercisable for cash or, following the six month anniversary of the date of issue, by way of a cashless exercise. The warrants issued to SeaHawk and to Mr. Jacobs were not registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act, and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering. The warrants also contain limitations on exercise, including the limitation that the holder may not exercise its warrants to the extent that upon exercise the holder, together with its affiliates, would own in excess of 4.99% of our outstanding shares of common stock.

The foregoing is not a complete summary of the terms of the transaction described in this Item 2, and reference is made to the complete text of the form of warrant attached hereto as Exhibit 10.1.

Item 6.      Exhibits.

Exhibit No.	Description
10.1*	Form of Warrant

31.1*	Section 302 Certification by the Principal Executive Officer

31.2*	Section 302 Certification by the Principal Accounting Officer

32.1*	Section 906 Certification by the Principal Executive Officer

32.2*	Section 906 Certification by the Principal Accounting Officer

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOLCAN HOLDINGS, INC.

Date:	February 22, 2010	By:	/s/ Pnina Feldman
Pnina Feldman
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 22, 2010	By:	/s/ Sholom Feldman
Sholom Feldman
Treasurer and Secretary
(Principal Accounting Officer)