Form 10-Q
period 2010-03-31
Volcan Holdings, Inc.
filed 2010-05-24
CIK 1383116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 19, 2010, 106,595,765 shares of the issuer’s common stock, $0.001 par value per share, were outstanding.

VOLCAN HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

Item 1.      Financial Statements.

Volcan Holdings, Inc.

(An Exploration Stage Company)

March 31, 2010 and 2010

VOLCAN HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Balance Sheets

	March 31,	June 30,
	2010	2009
	(Unaudited)
ASSETS
Current Assets:

Cash and cash equivalents	$100,525	$92,062
General sales tax receivables	221,553	131,602
Deposit	132,258	115,080
Total current assets	454,336	338,744

Intangible assets	2,216,328	1,473,189

TOTAL ASSETS	$2,670,664	$1,811,933

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$2,261,538	$1,564,199
Advances from stockholder	229,322	86,258
Common stock to be issued	13,300	13,300
Total current liabilities	2,504,160	1,663,757

Stockholders' Equity:
Common stock: $0.001 par value; 300,000,000 shares authorized; 103,995,765 shares issued and outstanding,	103,996	103,996
Additional paid-in capital	1,588,953	1,588,953
Deferred compensation	-	(87,500)
Deficit accumulated during the exploration stage	(1,533,121)	(1,433,240)
Accumulated other comprehensive income (loss):
Foreign currency translation gain (loss)	6,676	(24,033)
Total stockholder’s equity	166,504	148,176

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,670,664	$1,811,933

See accompanying notes to the consolidated financial statements.

VOLCAN HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
 (Unaudited)

			For The
			Period From
	For The	For The	June 11, 2008
	Nine Months	Nine Months	(Inception)
	Ended	Ended	Through
	March 31,	March 31,	March 31,
	2010	2009	2010

Officers’ compensation	$-	$420,000	$420,000
Professional fees	298,562	297,202	832,976
General and administrative	278,406	348,426	766,334
Total operating expenses	576,968	1,065,628	2,019,310

Loss from operations	(576,968)	(1,065,628)	(1,533,121)

Other (income) expenses:
(Gain) loss on foreign exchange	(7,829)	1	(11,373)
Interest income	(4,158)	(4,316)	(9,716)
Option fee income	(465,100)	-	(465,100)

Loss before income taxes	(99,881)	(1,061,313)	(1,533,121)

Income tax	-	-	-
Net loss	$(99,881)	$(1,061,313)	$(1,533,121)
Net loss per common share - basic and diluted	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding – basic and diluted	103,995,765	102,423,800	103,995,765

See accompanying notes to the consolidated financial statements.

VOLCAN HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
 (Unaudited)

	For The	For The
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2010	2009
Professional fees	$57,514	$43,530
General and administrative	82,661	149,424
Total operating expenses	140,175	192,954

Loss from operations	(140,175)	(192,954)

Other (income) expenses:
(Gain) loss on foreign exchange	(5,159)	(118,611)
Interest income	(1,435)	(205)
Option fee income	(19,950)	-

Loss before income taxes	(113,631)	(74,138)

Income tax	-	-
Net loss	$(113,631)	$(74,138)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	103,995,765	103,667,000

See accompanying notes to the consolidated financial statements.

VOLCAN HOLDINGS, INC.
(An Exploration Stage Company)

Consolidated Statement of Stockholders’ Equity (Deficit)
For the Period from June 11, 2008 (Inception) through March 31, 2010
(Unaudited)

					Deficit	Other Comprehensive Income (Loss)
	Common Shares	Amount	Additional Paid-in Capital	Deferred Compensation	Accumulated During the Exploration Stage	Foreign Currency Translation Gain (Loss)	Total Stockholders’ Equity (Deficit)
Balance, June 11, 2008 (inception)	5,620,000	$5,620	$19,380	$-	$-	$-	$25,000

Effect of 1 for 6.1728395 forward stock split	29,071,358	29,071	(29,071)				-

Issuance of common stock in connection with reverse acquisition	90,000,000	90,000	(114,904)				(24,904)

Cancellation of common stock in connection with reverse acquisition	(24,691,358)	(24,691)	24,691				-

Comprehensive loss
Net loss					(214,909)		(214,909)
Foreign currency translation loss						(3,345)	(3,345)
Total comprehensive loss							(218,254)

Balance June 30, 2008	100,000,000	100,000	(99,904)	-	(214,909)	(3,345)	(218,158)

Issuance of common stock for cash (net of costs of $125,666)	3,745,765	3,746	1,145,038				1,148,784

Issuance of warrants in connection with common stock			36,569				36,569

Options issued for services			420,000				420,000

Common stock issued for Future services	250,000	250	87,250	(87,500)			-

Comprehensive loss
Net loss					(1,218,331)		(1,218,331)
Foreign currency translation loss						(20,688)	(20,688)
Total comprehensive loss							(1,239,019)

Balance, June 30, 2009	103,995,765	103,996	1,588,953	(87,500)	(1,433,240)	(24,033)	148,176

Amortization of deferred compensation				87,500			87,500

Comprehensive income
Net income					(99,881)		(99,881)
Foreign currency translation gain						30,709	30,709
Total comprehensive income							(69,172)

Balance, March 31, 2010	103,995,765	$103,996	$1,588,953	$-	$(1,533,121)	$6,676	$166,504

See accompanying notes to the consolidated financial statements.

VOLCAN HOLDINGS, INC.
(An Exploration Stage Company)

Condensed Consolidated Statements of Cash Flows
(Unaudited)

			For The
			Period From
	For The	For The	June 11, 2008
	Nine Months	Nine Months	(Inception)
	Ended	Ended	Through
	March 31,	March 31,	March 31,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(99,881)	$(1,061,313)	$(1,533,121)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Stock compensation	87,500	420,000	507,500
Changes in operating assets and liabilities
Deposit	(17,178)	(27,824)	(132,258)
Other receivables	(89,951)	42,568	(244,804)
Accounts payable	697,339	(393,143)	1,418,690
Common stock to be issued	-	-	13,300
Net Cash Provided By (Used In) Operating Activities	577,829	(1,019,712)	29,307

CASH FLOWS FROM INVESTING ACTIVITIES

Exploration and prospecting	(743,139)	(23,211)	(1,311,284)
Net Cash Used In Operating Activities	(743,139)	(23,211)	(1,311,284)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock, net of offering costs	-	1,185,353	1,185,353
Loan payable - shareholder	143,064	74,188	229,322
Net Cash Provided By Financing Activities	143,064	1,259,541	1,414,675

EFFECT OF EXCHANGE RATE CHANGES ON CASH	30,709	(119,777)	(32,173)

NET CHANGE IN CASH	8,463	96,841	100,525

CASH AT BEGINNING OF PERIOD	92,062	96	-
CASH AT END OF PERIOD	$100,525	$96,937	$100,525

See accompanying notes to consolidated financial statements

VOLCAN HOLDINGS, INC.
(An Exploration Stage Company)
March 31, 2010 and 2009
Notes to the Consolidated Financial Statements
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

The consolidated financial statements include all the accounts of the Company and VAC as of March 31, 2010 and 2009 and for the interim periods then ended.  All inter-company balances and transactions have been eliminated.

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

The Company determined that there were no impairments of long-lived assets as of March 31, 2010 or June 30, 2009.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2010 or December 31, 2009, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended March 31, 2010, 2009 or for the period from June 11, 2008 (inception) through March 31, 2010.

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

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were 20,000,000 options and 3,745,767 warrants outstanding as of March 31, 2010, which were excluded from the calculation because their effect would be anti-dilutive. There were no potential dilutive shares outstanding as of March 31, 2009.

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

NOTE 3 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during the exploration stage of $1,533,121 and a working capital deficit of $2,049,824 at March 31, 2010, respectively, and had a net loss of $99,881 for the six month interim period ended March 31, 2010, with no revenues earned since inception.

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

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

During the quarter the following amounts have been paid, or are  payable to, Australian Gemstone Mining Services Pty Ltd in  accordance with the Agreement:

Paid at March 31, 2010	$373,440

Payable during the next 12 months from the balance date for:
General and administrative expenses	$440,000
Executive officers services	$350,000

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

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated all events that occur after the balance sheet date as of March 31, 2010 through May 24, 2010, the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were two reportable subsequent events to be disclosed as follows:

1.
On April 22, 2010, the Company issued warrants to purchase up to 800,000 shares of its common stock at an exercise price of $1.000 per share to GDR Privee Inc.; warrants to purchase up to 100,000 shares of its common stock at an exercise price of $1.000 per share to Suzan Mazur; and warrants to purchase up to 100,000 shares of its common stock at an exercise price of $1.000 per share to Leonard Barenbaum, for the introduction of the Company to Qantum Mines and Minerals Fund.

2.
On April 27, 2010, the Company issued 2,600,000 shares of its common stock, par value $0.001 per share, to EPFC Trust Company, and on May 13, 2010, the Company issued warrants to purchase up to 2,600,000 shares of its common stock at an exercise price of $1.000 per share, pursuant to and as remuneration for the completion of a mining and engineering study performed by Triad Engineering arranged by the Qantum Mines and Minerals Fund.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a mineral exploration company that intends to explore prospective bauxite deposits in New South Wales, Australia and Queensland, Australia. We are in the exploration stage, have not generated any revenue to date and do not anticipate doing so in the near future. Our inception for accounting purposes was June 11, 2008.

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

We determined that there were no impairments of long-lived assets as of March 31, 2010 or 2009.

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

The carrying amounts of our financial assets and liabilities, such as cash, other receivables, loans receivable, deposits and accounts payable, advances from shareholder, loans payable and common stock to be issued, approximate their fair values because of the short maturity of these instruments. Our loans receivable, and loans payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to us for similar financial arrangements at March 31, 2010.

We do not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis.  Consequently, we did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2010 or December 31, 2009, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended March 31, 2010, or for the period from June 11, 2008 (inception) through March 31, 2010.

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

We will derive our revenue from sales contracts with customers with revenues being generated upon the shipment of mineral ores upon our commencement of mining operations.  Persuasive evidence of an arrangement is demonstrated via invoice, product delivery is evidenced by warehouse shipping log as well as a signed bill of lading from the trucking company or third party carrier and title transfers upon shipment, based on free on board (“FOB”) warehouse; the sales price to the customer is fixed upon acceptance of the purchase order and there is no separate sales rebate, discount, or volume incentive.

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

Net Loss per Common Share.  Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were 20,000,000 options and 6,345,767 warrants outstanding as of March 31, 2010, which were excluded from the calculation because their effect would be anti-dilutive. There were no potential dilutive shares outstanding as of March 31, 2009.

Financial Statement Impact of these Critical Accounting Policies and Estimates. We are still in the exploration stage and have had nominal operations to date. These critical policies and estimates have not materially impacted our financial statements given our limited operations.

There has been no change in any critical policies or estimates since our inception.

Results of Operations

Period Ended March 31, 2010

Revenues. For the three and nine months ended March 31, 2010 and 2009, we did not recognize any revenue.

Expenses. For the three months ended March 31, 2010, we incurred $140,175 in expenses, which consisted of professional fees of $57,514 and general and administrative expenses of $82,661  For the three months ended March 31, 2009, we incurred $192,954 in expenses, professional fees of $43,530 and general and administrative expenses of $149,424.   For the nine months ended March 31, 2010, we incurred $576,968 in expenses, professional fees of $298,562 and general and administrative expenses of $278,406  For the nine months ended March 31, 2009, we incurred $1,065,628 in expenses, which consisted of  officers’compensation of $420,000, professional fees of $972,202 and general and administrative expenses of $348,426.

            Income Tax Expense. For the three and nine months ended March 31, 2010 and March 31, 2009, we did not recognize any income tax expense.

Accounts Payable. For the nine months ended March 31, 2010, we had accounts payable of approximately $2,261,538 as compared to approximately $1,564,199 for the fiscal year ended June 30, 2009.  The accounts payable for both periods consisted of amounts due to a related party, Australian Gemstone Mining Services Pty Ltd (“AGM”), for the purchase of exploration and prospecting information and administration services.  These amounts largely related to work done by AGM’s geological team in exploring our tenements and exploring opportunities.  The reimbursement of these amounts are important to retain the geological expertise that is currently available to us for our future development of our projects, which require specialist expert knowledge of this particular area and geology. The geological team is mindful of our current cash position and therefore has agreed to a staggered payment plan that our directors believe will not materially affect our ability to carry out our initial objectives in securing an independent verification of inferred JORC resources on our tenements. It is the view of our directors, that such a resource statement should in normal market conditions make us eligible for larger institutional funding.

Liquidity and Capital Resources

We had cash or cash equivalents of $100,525 at March 31, 2010. For the fiscal year ended June 30, 2009, we had cash and cash equivalents of $92,062. Based on our cash flow projections, we believe that we have sufficient cash to satisfy our cash needs for approximately three months. We may need to raise additional capital of at least $250,000 to enable us to have sufficient capital liquidity to complete the initial field program to a level where we should be able to secure an independent resource statement to JORC standard. We anticipate that Plateau Bauxite Limited, which has the right to acquire up to 25% of certain of our tenements and with respect to which have a non-controlling interest, to continue to contribute funds towards the initial field programs. If we are unable to raise additional funds on a timely basis or at all, any progress with respect to our exploration activities may be adversely affected.

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

Payment to Shareholder. Pursuant to the terms of a share exchange agreement, pursuant to which we acquired all of the outstanding capital stock of Volcan Australia Corporation Pty Ltd., we have agreed to pay $1.5 million to L'Hayyim Pty Ltd as trustee for The L'Hayyim Trust, our principal shareholder, at the end of the first fiscal quarter in which we have cash on hand of at least $5 million. This may be possible through the success of the our joint venture with  Plateau Bauxite Limited where pursuant to  our agreement,  upon varying levels of exploration success, Plateau Bauxite will invest in  us up to potentially approximately $20M to earn an interest in the many tenements owned by us.

Related Party Transaction. We have paid approximately $150,000 to AGM for the provision of exploration and prospecting information. The remaining funds will be paid when more funds are raised, and/or when our liquidity allows.

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

We do not expect any purchases of plant and equipment we make during fiscal 2010 to be material. Nor do we intend to engage in any material sales and marketing efforts during such period. As our prospects are in the early exploration phase, we do not anticipate generating any revenues from operations for several years, if ever. We may also consider selling some or all of our projects if management determines that an appropriate price can be obtained.

Off-Balance Sheet Arrangements

We did not engage in any off balance sheet arrangements during the nine months ended March 31, 2010 and 2009.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Treasurer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Treasurer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

 On April 27, 2010, we entered into a letter agreement (the “Agreement”) with Triad Engineering (“Triad”) and EPFC (“EPFC”), a designee of Triad, pursuant to which we issued to EPFC, as compensation for a project report conducted by Triad, 2,600,000 shares of our common stock (the “Shares”) and a five-year warrant (the “Warrant”) to purchase up to 2,600,000 shares of our common stock at an exercise price of $1.00 per share. For a period of 12 months following the date of issuance (the “Repurchase Period”), EPFC agreed not to sell, assign, transfer, exchange, or otherwise dispose of, or grant any option with respect to, the Shares, nor to create, incur or permit to exist any pledge, lien, mortgage, hypothecation, security interest, charge, option or any other encumbrance with respect to any of the Shares.  In the event that we elect to repurchase the Shares during the Repurchase Period, EPFC is obligated to sell the Shares to us for an aggregate purchase price of $1,660,000.

The Warrant is exercisable for cash and contains limitations on exercise, including the limitation that the holder may not exercise its warrants to the extent that upon exercise the holder, together with its affiliates, would own in excess of 4.99% of our outstanding shares of common stock.  The Shares and the Warrant were not registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act, and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering.

The foregoing is not a complete summary of the terms of the transaction described in this Item 2, and reference is made to the complete text of the Agreement and the form of warrant attached hereto as Exhibit 10.1 and Exhibit 10.2, respectively.

Item 6.    Exhibits.

Exhibit No.	Description

10.1*	Letter Agreement by and among Volcan Holdings, Inc., Triad Engineering and EPFC, dated as of April 27, 2010

10.2*	Form of Warrant

31.1*	Section 302 Certification by the Principal Executive Officer

31.2*	Section 302 Certification by the Principal Accounting Officer

32.1*	Section 906 Certification by the Principal Executive Officer and Principal Accounting Officer
________________________

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOLCAN HOLDINGS, INC.

Date:	May 24, 2010	By:	/s/ Pnina Feldman
Pnina Feldman
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 24, 2010	By:	/s/ Sholom Feldman
Sholom Feldman
Treasurer and Secretary
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1*	Letter Agreement by and among Volcan Holdings, Inc., Triad Engineering and EPFC, dated as of April 27, 2010

10.2*	Form of Warrant

31.1*	Section 302 Certification by the Principal Executive Officer

31.2*	Section 302 Certification by the Principal Accounting Officer

32.1*	Section 906 Certification by the Principal Executive Officer and Principal Accounting Officer
________________________
* Filed herewith