Form 10-Q/A
period 2009-12-31
Volcan Holdings, Inc.
filed 2010-08-31
CIK 1383116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A  ("Amendment No.1") amends and restates in its entirety the Quarterly Report on Form 10-Q of Volcan Holding, Inc. (the “Company”) for the quarterly period ended December 31, 2009, previously filed with the Securities and Exchange Commission on February 22, 2010 (the “Original Filing”). This Amendment No. 1 is being filed because the Company inadvertently omitted its Condensed Consolidated Statements of Cash Flows (Unaudited) from the Original Filing.

VOLCAN HOLDINGS, INC.

Table of Contents

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets	1
	Condensed Consolidated Statements of Operations (Unaudited)	2-3
	Condensed Consolidated Statements of Cash Flows	4
	Consolidated Statement of Stockholders’ Equity	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 4T.	Controls and Procedures	26

PART II	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 6.	Exhibits	27

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

VOLCAN HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
 (Unaudited)

	For The Six Months Ended	For The Six Months Ended	For The Period From June 11, 2008 (Inception) Through
	December 31, 2009	December 31, 2008	December 31, 2009

Stock-based compensation	$87,500	$420,000	$507,500
Professional fees	241,048	253,672	775,462
General and administrative	108,245	199,002	596,173
Total operating expenses	436,792	872,674	1,879,135

Other (income) expenses:
(Gain) loss on foreign exchange	(2,670)	118,612	(6,214)
Interest income	(2,723)	(4,111)	(8,281)
Option fee income	(445,150)	-	(445,150)
Income (loss) before income taxes	13,750	(987,175)	(1,419,490)

Income tax	-	-	-
Net income (loss)	$13,750	$(987,175)	$(1,419,490)
Net loss per common share - basic and diluted	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding – basic and diluted	103,995,765	102,190,698	103,197,859

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

VOLCAN HOLDINGS, INC.
(An Exploration Stage Company)

Condensed Consolidated Statements of Cash Flows
(Unaudited)

			For The
			Period From
	For The	For The	June 11, 2008
	Six Months	Six Months	(Inception)
	Ended	Ended	Through
	December 31,	December 31,	December 31,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$13,750	$(987,175)	$(1,419,490)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Stock compensation	87,500	420,000	507,500
Changes in operating assets and liabilities
Deposit	(22,899)	(28,068)	(137,979)
Other receivables	(67,413)	45,251	(222,266)
Accounts payable	527,060	(604,302)	1,248,411
Common stock to be issued	-	-	13,300
Net Cash Provided By (Used In) Operating Activities	537,998	(1,154,294)	(10,524)

CASH FLOWS FROM INVESTING ACTIVITIES

Exploration and prospecting	(700,553)	30,150	(1,268,698)
CASH FLOWS FROM FINANCING ACTIVITIES	(700,553)	30,150	(1,268,698)

Sale of common stock, net of costs	-	1,145,335	1,185,353
Loan payable shareholder	53,930	74,839	140,188
Net Cash Provided By Financing Activities	53,930	1,220,174	1,325,541

EFFECT OF EXCHANGE RATE CHANGES ON CASH	48,357	77,525	(14,525)

NET INCREASE (DECREASE) IN CASH	(60,268)	173,555	31,794

CASH AT BEGINNING OF PERIOD	92,062	96	-
CASH AT END OF PERIOD	$31,794	$173,651	$31,794

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

Payment to Shareholder. Pursuant to the terms of a share exchange agreement, pursuant to which we acquired all of the outstanding capital stock of Volcan Australia Corporation Pty Ltd., we have agreed to pay $1.5 million to L'Hayyim Pty Ltd as trustee for The L'Hayyim Trust, our principal shareholder, at the end of the first fiscal quarter in which we have cash on hand of at least $5 million. It is unlikely for this to be achieved over the next twelve months, and therefore unlikely that any such payment will be made during this initial period.

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

Item 6.      Exhibits.

Exhibit No.	Description
10.1	Form of Warrant (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Volcan Holdings, Inc filed with the Securities and Exchange Commission on February 22, 2010)

31.1*	Section 302 Certification by the Principal Executive Officer

31.2*	Section 302 Certification by the Principal Accounting Officer

32.1*	Section 906 Certification by the Principal Executive Officer and Principal Accounting Officer

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOLCAN HOLDINGS, INC.

Date:	August 31, 2010	By:	/s/ Pnina Feldman
Pnina Feldman
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 31, 2010	By:	/s/ Sholom Feldman
Sholom Feldman
Treasurer and Secretary
(Principal Accounting Officer)