Form 10-K
period 2010-06-30
Volcan Holdings, Inc.
filed 2010-12-21
CIK 1383116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
____________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: June 30, 2010
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

____________________________
(Title of Class)

________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☒  No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
(check one)

Large accelerated filer ☐                                                                           Accelerated filer ☐

Non-accelerated filer ☐                                                                             Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates, computed by reference to the average bid and asked price of such stock, as of December 31, 2009 was approximately $10,028,389 (for purposes of determination of the aggregate market value, only directors, executive officers and 10% or greater stockholders have been deemed affiliates.)

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of December 1, 2010 was 106,595,765 shares.

PART I

Item 1.  Business.

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

On September 12, 2008, Holdings entered into a Share Exchange Agreement (the “Exchange Agreement”) by and among Holdings, VAC and L’Hayyim Pty Ltd as trustee for The L’Hayyim Trust, the holder of all of the outstanding capital stock of VAC (the “VAC Shareholder”). Upon closing of the transaction contemplated under the Exchange Agreement (the “Share Exchange”), on September 12, 2008, the VAC Shareholder transferred all of the issued and outstanding capital stock of VAC to Holdings in exchange for 90,000,000 newly issued shares of common stock of Holdings and the right to receive $1,500,000 in cash at the end of any fiscal quarter in which Holdings has cash on hand of at least $5,000,000.  Such Share Exchange caused VAC to become a wholly owned subsidiary of Holdings.  In connection with the Share Exchange, Holdings sold 36.3143 of its “Units” in a private placement offering to accredited investors (the “Private Placement”), with each Unit consisting of 100,000 shares of common stock of Holdings and a five year warrant to purchase 100,000 shares of common stock for $1.00 per share, for a purchase price of $35,000 per Unit.  Immediately following the Share Exchange, under the terms of a split-off agreement, Holdings transferred all of its pre-Share Exchange assets and liabilities to its wholly owned subsidiary, Dunn Mining Holdings, Inc. (“SplitCo”), a Delaware corporation.   Thereafter, pursuant to a stock purchase agreement, Holdings transferred all of the outstanding capital stock of SplitCo to its then-majority stockholder in exchange for the cancellation of such stockholder’s interest in Holdings.

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

Overview

We are a mineral exploration and development company that intends to explore prospective bauxite deposits in New South Wales, Australia and Queensland, Australia. We are an exploration stage company that has not generated any revenue to date from the operation of the projects, and we do not expect to start generating any revenue in the immediate future.  We have raised capital through our joint venture with Plateau Bauxite Limited (“PBL”) and we anticipate raising additional capital through similar joint venture arrangements and/or through the sale of equity interests held by us in the projects.

The New South Wales Department of Primary Industries granted VAC the exclusive right to explore approximately 5,000 square kilometers of prospective ground along the eastern Australian Great Dividing Range.  In addition, VAC has applied for and been granted the right to explore an additional 4,000 square kilometers of land along the eastern Australian Great Dividing Range in Queensland from the Queensland Department of Mines and Energy. While our geologists have identified prospective deposits within these regions that we believe may contain a substantial amount of high grade bauxite, the extent of such bauxite has not been identified to standards issued by Australia’s Joint Ore Reserves Committee (“JORC”). We intend to continue to work with reputable independent geological consultants or consulting firms in conducting the field assessment programs aimed at defining a JORC compliant resource.

About Bauxite

Bauxite is a naturally occurring, heterogeneous material composed primarily of one or more aluminum hydroxide minerals, plus various mixtures of silica, iron oxide, titania, aluminosilicate, and other impurities in minor or trace amounts.  The principal aluminum hydroxide minerals found in varying proportions with bauxites are gibbsite and the polymorphs boehmite and diaspore. Bauxites are typically classified according to their intended commercial application: abrasive, cement, chemical, metallurgical, refractory, etc. According to the United States Geological Survey, the bulk of world bauxite production (approximately 85%) is used as feed for the manufacture of alumina through a wet chemical caustic leach method commonly known as the Bayer process. Subsequently, the majority of the resulting alumina produced from this refining process is in turn employed as the feedstock for the production of aluminum metal by the electrolytic reduction of alumina in a molten bath of natural or synthetic cryolite (Na3AlF6), commonly known as the Hall-Héroult process.

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

The lateritic bauxites occur in many countries of the tropical belt. They were understood to be formed by lateritization of various silicate rocks such as granite, gneiss, basalt, syenite and shale. Compared with iron-rich laterites, the formation of bauxites demands even more intense weathering conditions with very good drainage.  This enables dissolution of kaolinite and precipitation of gibbsite. Zones with the highest aluminium content are frequently located below a ferruginous surface layer. The aluminium hydroxide in the lateritic bauxite deposits is almost exclusively gibbsite.

Production Trends

In 2009, Australia was the top producer of bauxite with almost one-third of the world’s share, followed by China, Brazil, India and Guinea.

Our Bauxite Prospects

As detailed in the table below under the heading “Prospect Description, Location and Access,” our granted exploration tenement in New South Wales comprises two separate project areas along the eastern Australian Great Dividing Range, which include the New England Project (over 1,000 km2 granted on February 23, 2009) and the Monaro Project (over 3,500 km2 granted February 13, 2009). We have also applied for and been granted licenses to commence exploration activities on approximately 6,000 square kilometers in Queensland, consisting of the following projects: the Atherton, Kingaroy), Childers, Pittsworth, South Johnstone and Ravenshoe.  As detailed in the table below, nearly all of these license applications have now been granted to us by the Queensland Government.

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

Bauxite Resource Potential at Great Dividing Range

Recent scientific work on the geological environment in the eastern Great Dividing Range has revealed that there is an extensive bauxite depositional system, which we believe is fundamentally different from the classical bauxite formational environments currently being explored in other regions of Australia. In particular, a preliminary geological analysis of the land we are exploring has led us to believe that the alteration and weathering of Tertiary basaltic volcanic rocks near the surface has resulted in the formation of gibbsite-rich bauxite deposits. In addition, as a result of field investigations and the analysis and interpretation of multi-spectral satellite data, we believe that we have identified large areas of potentially rich bauxite deposits.

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

Prospect Description, Location and Access

Our current and proposed tenement areas total approximately 10,000 square kilometers and their details are set forth in the table below.  Access to the properties is by major and minor roads and they are generally accessible year round.  There are typically no weather related conditions preventing access to the properties on a year round basis. We know of no material adverse environmental or archaeological issues related to these properties. Access to some parts of the properties may be affected by native title under Australian law, although we have confirmed that there are no native title issues on our granted tenements. For more information, please refer to the summary of native title in “Compliance with Government Regulation”.

Current and Proposed Tenement Areas
Tenement	Units	Area (sq km)	Status	Project Name and State
Number
EL 7301	336	1008	Granted 2/23/2009	Inverell East, New South Wales
EL 7302	282	846	Granted 2/23/2009	Inverell East, New South Wales
EL 7291	238	714	Granted 2/13/2009	Monaro, New South Wales
EL 7292	250	750	Granted 2/13/2009	Monaro, New South Wales
EL 7293	234	702	Granted 2/13/2009	Monaro, New South Wales
EL 7294	231	693	Granted 2/13/2009	Monaro, New South Wales
EL 7295	227	681	Granted 2/13/2009	Monaro, New South Wales
EPMA 18139	100	300	Granted 2/18/2010	Atherton, Queensland
EPMA 18138	31	93	Applied 2/19/2010	Atherton, Queensland
EPMA 13186	93	279	Applied 2/19/2010	Kingaroy, Queensland
EPMA 18141	99	297	Granted 2/19/2010	Kingaroy, Queensland
EPMA 18134	85	255	Granted 2/19/2010	Kingaroy, Queensland
EPMA 18149	98	294	Granted 2/19/2010	Kingaroy, Queensland
EPMA 18152	86	258	Applied 2/19/2010	Kingaroy, Queensland
EPMA 18133	100	300	Granted 2/9/2010	Kingaroy, Queensland
EPMA 18131	100	300	Granted 2/18/2010	Kingaroy Queensland
EPMA 18144	100	300	Granted 2/18/2010	Kingaroy, Queensland
EPMA 18153	100	300	Granted 2/19/2010	Kingaroy, Queensland
EPMA 18142	62	186	Granted 2/18/2010	Kingaroy, Queensland
EPMA 18143	15	45	Granted 2/19/2010	Kingaroy, Queensland
EPMA 18132	31	93	Granted 2/19/2010	Kingaroy, Queensland
EPMA 18135	96	288	Granted 2/9/2010	Pittsworth, Queensland
EPMA 18155	100	300	Granted 2/19/2010	Pittsworth, Queensland
EPMA 18156	73	219	Granted 2/9/2010	Pittsworth, Queensland
EPMA 18137	96	288	Granted 2/19/2010	Pittsworth, Queensland
EPMA 18146	75	225	Granted 2/9/2010	Pittsworth, Queensland
EPMA 18145	34	102	Granted 2/19/2010	Pittsworth, Queensland
EPMA 18794	97	320	Applied 2/8/10	Pittsworth, Queensland
EPMA 18140	36	108	Applied 2/19/2010	Ravenshoe, Queensland
EPMA 18464	125	412	Granted 5/25/2010	Ravenshoe, Queensland
EPMA 18463	87	287	Granted 5/25/2010	South Johnstone, Queensland
TOTAL	3,717	11,243

Summary of Activities over the Twelve Month Period Ended June 30, 2010

During the twelve month period ended June 30, 2010, exploration for bauxite deposits within tertiary basaltic volcanic terrains in eastern Australia, and recently under our joint venture with PBL and funded by PBL, has focused on defining the geological setting, prospective lithotypes and extent of bauxitised basaltic volcaniclastic rocks occurring across the Nullamanna Dome near Inverell, NSW. Two drilling programs have been carried out across the Nullamanna Dome. The first, in February 2010 was an 8-hole Calweld program and the second in March 2010 was an 80-hole aircore program.

In addition to work carried out at Nullamanna, the Geological & Exploration Management Team (“GEMT”) has also undertaken a number of desktop studies of bauxite-prospective basaltic terrains elsewhere in  New South Wales (“NSW”), and across the large tenement holdings of Volcan Australia Corporation Pty Ltd in Queensland.

GEMT project work to-date has also involved the identification and solving of a number of land access issues in the Nullamanna area, together with determining and implementing appropriate NSW regulatory requirements in respect of OH&S and environmental impacts pertinent to carrying out our approved exploration activities within the licence areas.

Anticipated Fieldwork with Respect to Our Bauxite Tenement Holdings

We are currently deploying geologists to carry out reconnaissance assessments of the nature and distribution of bauxite lithotypes across the exploration licences. These trips will determine the state of general access across the licence areas, as well as any obvious exploration constraints for deploying drilling rigs.  Grab sampling is expected to be undertaken at easily accessible outcrops and exposures (i.e. road cuts etc).

The upcoming field trips are expected to include all the bauxite tenements controlled by Volcan Australia Corporation Pty Ltd.  This would allow economies of scale to be applied to expenditures and increase the knowledge base within a commensurate timeframe with the goal of quickly expediting the identification of as many large scale inferred resources within all of our tenements. It is anticipated that these programs will be funded by PBL as our joint venture partner in accordance with the agreements made with PBL and by Australian Gold Investments Limited (“AGI”) in accordance with the recent sale and joint venture agreement between us and AGI.

Proposed Exploration Program

We are currently carrying out a structured exploration program over our current and proposed tenement areas by working outwards from known bauxite deposits, and mapping the structural and stratigraphic setting of bauxitic rocks to define their aerial extent and thickness. Our proposed exploration program is expected to also use an advanced mineral mapping process utilizing the satellite ASTER system. This mapping program has been successfully used in our latest field programs and will continue to be used to identify be used to identify targets for drilling and bulk sampling. Samples will be analyzed for reactive silica content, soluble alumina and physical and mineralogical properties to inform later beneficiation studies.

Plan of Operation

To fund our further exploration activities, we have entered into joint venture and/or sale agreements with PBL and AGI, which we anticipate will provide us with sufficient funding for the foreseeable future for our exploration activities. We may seek to raise additional funds through public or private offerings of our securities to fund and further develop the Company and to fund further opportunities.  If we and/or our joint venture partners are unable to raise additional funds on a timely basis or at all, any progress with respect to our exploration activities may be adversely affected.

Not including what was spent by our joint venture partners on our projects, we spent approximately $1,601,055 and $516,525 on our exploration and geological efforts during our fiscal years ending June 30, 2010 and 2009, respectively, to explore the geology of our current and proposed tenement areas, through:

•	aerial photo and remote data interpretation;

•	pre-volcanic and intra-volcanic paleotopographic and paleodrainage analysis;

•	high resolution image based mapping and target selection; and

•	drilling, sampling and sub-surface mapping.

We anticipate that we will not need to spend any additional capital on our research and development efforts during our fiscal year ending June 30, 2011 to explore the geology of our current and proposed tenement areas, as we are anticipating such capital requirements to be funded by our joint venture partners on the expected operations.  These operations are expected to include, but may not be limited to, conducting negotiations with landholders regarding land access agreements, conducting an economic resource assessment, commissioning independent geological reports and for general and administrative expenses, although the Company will still have ongoing management expenses of approximately $1,000,000 which will include accounting, auditing, legal, administration and further project exploration and other potential value adding opportunities.

We do not expect any purchases of plant and equipment we make during fiscal 2011 to be material. We do not intend to engage in any material sales and marketing efforts during such period. As our current and proposed tenement areas are in the exploration phase, we do not expect to generate any revenues from operations in fiscal 2011.
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

Management Services Agreement

Australian Gemstone Mining PTY Ltd. (“AGM”) is an Australian proprietary company owned and controlled by Pnina Feldman, a member of our Board of Directors and our Chief Executive Officer. We and AGM are parties to a Management Services Agreement, dated as of July 1, 2008 (the “Management Services Agreement”), pursuant to which four individuals (each a “Key Person”) provide executive and corporate services to us, including geological and technical expertise. During the term of the Management Services Agreement, we agreed pay AGM a retainer of $175,000 per annum (plus the required Goods and Services Tax (“GST”)) with respect to each Key Person, being the two chief geoscientists, Dr. Simon Pecover and Dr. Robert Coenraads, and the two executive directors, Pnina Feldman and Sholom Feldman, for an aggregate amount of $700,000 (plus GST) per annum.  However, the directors of AGM, Messrs. Feldman and Feldman, have agreed not to take any money for the wages of the Key Persons until further funds are raised and the project has an independently verified resource statement completed.  In addition, we are not required to pay any additional fees, including directors’ fees, to AGM or the Key Persons personally with respect to the services to be provided by the Key Persons to us.  Should we need further executive personnel, or if our operations expand to require further services than currently required from the Key Persons as set out in the Management Services Agreement, then AGM may provide such additional services to us on reasonable arm’s-length terms as approved by our independent director(s) or by our shareholders in a general meeting.

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

However, no provision of the Management Services Agreement precludes any of our Key Persons from terminating their services to us at any time and for any or for no reason by terminating their employment with AGM. Furthermore, if any of our Key Persons do terminate their employment with AGM, the Management Services Agreement does not grant us the authority to require AGM to hire a replacement that is acceptable to us. Notwithstanding that AGM has not been legally required to provide a suitable replacement, AGM has provided the services of other qualified geoscientists to ensure continued technical support and expertise for our projects when any of the other Key Persons have not been available. Particularly, during the past year, one Key Person ceased his formal employment with AGM to pursue other interests, although such Key Person has agreed to continue to provide consulting services to AGM.

The Management Services Agreement requires that AGM provide us with suitable fully serviced offices, which are located at Level 34, 50 Bridge Street, Sydney, Australia 2000.  We have obtained rights to shared office space for an amount of $14,500 per month. AGM has agreed to accept only 50% of this amount per month until further funds are raised.

The offices and any additional administrative services, such as secretarial and accounting services, are provided on reasonable arm’s-length terms as approved by our independent director(s). During the fiscal year ended June 30, 2010, AGM did not charge us for any such administrative services.

The fees payable by us to AGM will be adjusted on July 1 of each year based on the increase in the consumer price index for the preceding twelve months. No adjustments, however, were made on July 1, 2010.

Acquisition and Joint Venture Agreement

On October 30, 2009, VAC, our wholly owned subsidiary and the title holder of all of our 28 bauxite tenements in Eastern Australia (“Tenements”), entered into a joint venture agreement (the “JV Agreement”) with Martin Place Securities Pty Ltd (“MPS”), a Sydney, Australia based investment banking firm that focuses on the resource industry. Pursuant to the JV Agreement, each of the Company and MPS agreed to form PBL, a new joint venture entity, 50% of which shall be initially owned by MPS and 50% of which shall initially be owned by us. As moneys are raised into PBL, the founding shareholders will be diluted equally. At the balance date, AUD$1,550,000 was raised into PBL. As a result of that raise, we currently hold 31.25% of the issued capital of PBL. In addition, under the JV Agreement, PBL was granted the right to purchase an option to earn interests in VAC’s tenements by making a payment, on behalf of VAC, to the Queensland government in the amount of AUD$250,000 in satisfaction of tenement fees owed and AUD$250,000 to us for general corporate purposes (the “Tenement Interest Option”). These amounts are recorded as Option Fee income in Other Income (Expense) in the Statement of Operations.

On December 13, 2010, VAC entered into an acquisition and joint venture agreement (“Acquisition and JV Agreement”) with PBL, which replaced the JV Agreement and provided for new terms for the acquisition by PBL of interests in the Tenements as follows:

•	the Acquisition and JV Agreement replaces the JV Agreement in its entirety and the JV Agreement including the Tenement Interest Option is of no further force and effect;

•	PBL acquired a 50% interest in the Tenements located in Inverell East, New South Wales;

•	PBL acquired a 20% interest in the Tenements located in Monaro in New South Wales and Atherton, Kingaroy, Childers Pittsworth, Ravenshoe and South Johstone in Queensland;

•	issuance of 9,500,000 ordinary shares in PBL to VAC;

•	acknowledgment that a $1.00 per ton royalty is payable on production from the Tenements (as referred to below);

•	PBL and VAC to establish an unincorporated joint venture for the purposes of developing the Inverell East Tenements (“Joint Venture”);

•	PBL to provide the initial funding of $1,000,000 to the Joint Venture to fund, amongst other things, the initial drilling program (“Initial Funding”)

•	this Initial Funding includes VAC’s 50% contribution of $500,000 (the “Debt”); and

•	the Debt is not repayable by VAC to PBL until the commencement of production, and then is repayable only by way of a set-off against VAC’s participating share in the product.

Purchase of Tenement Interest

On June 25, 2010, VAC, our wholly owned subsidiary and the title holder of all of our 28 bauxite tenements in Eastern Australia, entered into a letter agreement (the “Agreement”) with Australian Gold Investments Limited (“AGI”), a Sydney, Australia based minerals exploration company. Pursuant to the Agreement, AGI purchased an 80% interest in five exploration licenses (the “Tenements”) from VAC in consideration for:

o	the issuance by AGI to the Company of 65 million fully paid ordinary shares;
o	the issuance by AGI to the Company of five (5) year options to acquire 65 million of AGI’s fully paid ordinary shares at an exercise price of $0.05 per share;
o	the assignment by AGI to the Company of a $1.00 per ton royalty (the “Royalty”) on production from the Tenements; and
o	AGI agreeing to keep the Tenements in good standing.

The Royalty is payable either in U.S or Australian Dollars, depending on whichever currency is higher, and will increase on every July 1st in accordance with the Australian Consumer Price Index, commencing on July 1, 2011.

The above transaction was approved at an AGI shareholders meeting in December 2010, therefore, the accompanying financial statements do not reflect any of these transactions.

Pnina Feldman, our Chief Executive Officer, President and Chairman of the Board of Directors is a controlling shareholder of both the Company and AGI.

Employees

We have no direct employees.  Our officers and five other persons performing services for us on a day-to-day basis, pursuant to the Management Services Agreement, are paid by AGM. The following Key Persons (or their replacements as approved by the Company) provide executive and corporate services to us, including geological and technical expertise, pursuant to the Management Services Agreement:

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

The possibility exists that new legislation and/or regulations and orders may be adopted that may materially adversely affect our mining operations, our cost structure and/or our customers’ ability to use bauxite.  New legislation or administrative regulations (or judicial interpretations of existing laws and regulations), including proposals related to the protection of the environment that would further regulate the mining industry, may also require us to change operations significantly or incur increased costs.

Australian law requires us to post an environmental bond for the New South Wales tenements.  As of June 30, 2010, we had AUD$ 140,000 on deposit.  Some portion of this may be refundable depending on the state of the tenements at the end of the term.

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

Failure to comply with the expenditure requirements of a license may lead to forfeiture of that license. The expenditure requirement is set by the NSW Department based on the area covered by the license. Under all of our NSW department licenses we have a minimum expenditure requirement of $590,000. The expenditure requirement set by the Queensland Department based on the area covered by the license is a minimum expenditure requirement of $1,709,000.

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

A mining lease provides the holder with the right to mine for and recover particular mineral deposits on the tenement. Mining leases may be granted for a term of up to 21 years and may be renewed for further periods of 21 years or, with the consent of the Premier of New South Wales, a longer period. Royalties are payable to the Crown (New South Wales) for minerals extracted. The current rate for bauxite is AUD$0.35 per ton.

Aboriginal Heritage.  There may be sites of Aboriginal heritage or significance located on our tenement properties, although we have confirmed that no native title exists on any of our granted tenements.

In New South Wales, the National Parks and Wildlife Act of 1974 (“NPWA”) covers the major requirements for protection of Aboriginal objects, Aboriginal places and Aboriginal remains. It is an offence to knowingly destroy, deface or damage an Aboriginal object, place or remains without the consent of the Director-General of the Department of Environment and Conservation.

Native Title.  In June 1992, the High Court of Australia held in Mabo v. Queensland that the common law of Australia recognizes a form of native title. In order to maintain a native title claim the persons making such claim must show that they enjoyed certain customary rights and privileges in respect of a particular area of land and that they have maintained their traditional connection with that land. Such a claim will not be recognized if the native title has been extinguished, either by voluntary surrender to the Crown (Commonwealth of Australia), death of the last survivor of a community entitled to native title, abandonment of the land in question by that community or the granting of an “inconsistent interest” in the land by the Crown. An example of an inconsistent interest would be the granting of a freehold or certain leasehold interest in the land. The granting of a lesser form of interest will not extinguish native title unless it is wholly inconsistent with native title.

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

Risk factors:

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

•
allows the holder to take action to determine the existence, quality and quantity of minerals on, in or under land by methods which include prospecting, geophysical surveys, drilling, and sampling and testing of materials to determine mineral bearing capacity or properties of mineralization;

•	may eventually lead to an application for a mineral development license or mining lease;

•	can be granted for a period of up to five years; and

•	can be renewed.

A mineral development license:

•
allows the holder to undertake geoscientific programs (e.g. drilling, seismic surveys), mining feasibility studies, metallurgical testing and marketing, environmental, engineering and design studies to evaluate the development potential of the defined resource;

•	can be granted to the holder of an exploration permit for a period of up to five years where there is a significant mineral occurrence of possible economic potential; and

•	can be renewed.

A person can hold or have an interest in a maximum of two mining claims at any one time. A mining claim:

•	is granted to holders of prospecting permits to carry out small-scale operations with limited use of machinery;

•	can be up to one hectare in area;

•	entitles the holder to prospect and hand-mine for specified minerals;

•	must have an initial term not exceeding ten years; and

•	is granted for minerals other than coal.

A mining lease:

•	is granted for mining operations;

•	entitles the holder to machine-mine specified minerals and carry out activities associated with mining or promoting the activity of mining;

•	is not restricted to a maximum term - this is determined in accordance with the amount of reserves identified and the projected mine life; and

•	can be granted for those minerals specified in either the prospecting permit, exploration permit or mineral development license held prior to the grant of the lease.

The MRA does not specifically define the area or shape of land that can be granted under a lease although these must be justifiable.

Our Tenements.  We have 31 tenement interests, 26 of which have been granted exploration permits and five of which have applications filed awaiting QSD Department approval.  For those awaiting approval, we have provided the QSD Department with all relevant information for the purpose of processing the applications.

Once the Department is satisfied that the applications meet the requirements of the MRA, a recommendation is expected to be made to the Queensland Mines and Energy Minister (“QSD Minister”) to grant the remaining exploration permits subject to any conditions imposed by the QSD Minister. We submitted the outstanding applications on February 19, 2010.

Once the exploration permits are granted, we will need to provide the QSD Minister with the following reports in respect of each permit:

•	an annual report to the QSD Minister, within one month after each anniversary of the day the exploration permit takes effect;

•	a report about the reduction in the area of the exploration permit, given within two months after the reduction takes effect; and

•	a report summarizing the results of exploration for the whole term of the exploration permit given within two months after the exploration permit ends.

The QSD Minister also has the discretion to request any further reports or request any materials to be obtained.

The exploration permits may be renewed by application. For an exploration permit to be renewed the following criteria should be satisfied:

•	the expenditure and reporting conditions of the licence have been satisfactorily complied with;

•	the licence area has been explored effectively; and

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

In addition to the ACHA which protects Aboriginal cultural heritage, the Queensland Heritage Act 1992 (Queensland) allows authorized persons to inspect places or objects of cultural heritage significance.

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

We were incorporated in June 2008. Our limited operating history makes it difficult for potential investors to evaluate our business or prospective operations. Since our formation, we have not generated any revenue from operating our projects, and we do not expect to generate revenue for the foreseeable future. As a startup company, we are subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays inherent in a new business. Investors should evaluate an investment in us in light of the uncertainties encountered by start-up companies in a competitive environment. Our efforts may not be successful and we may not be able to attain profitability.

We need additional financing to continue operations, which additional financing may not be available on reasonable terms or at all.

We have very limited funds and have not yet raised the funds that we require to adequately develop our projects, although we have raised capital through our joint venture with PBL and AGI to develop our projects. The proceeds from the private placements that we have conducted to date have been exhausted and if we cannot generate sufficient revenues from our current partners, we may need to raise further capital to maintain and further develop the Company and continue our operations. Additional funds, however, may not be available or, if available, may not be available on terms that are acceptable to us.

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

Our ability to obtain needed financing may be impaired by such factors as the capital markets, both generally and specifically in the mineral exploration and development industry, and the fact that we are not profitable and do not generate ongoing revenue, which could impact the availability or cost of future financings. If we are not able to raise capital in the near future and do not generate any revenue, we may be required to cease operations.

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

Risks Relating to Our Industry

Because we engage in exploration activities, we have no mining operations and our future operations are subject to substantial risks, including not being able to conduct future mining operations.

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

Australian federal, state and local authorities regulate the bauxite mining industry with respect to matters such as prospecting for and mining minerals, inspection of mines to regulate the treatment of the products of such mines, employee health and safety, protection of the environment, reclamation and restoration of mining properties after mining is completed, the discharge of materials into the environment, surface subsidence from underground mining and native title. Numerous governmental permits and approvals are required for mining operations. Our failure to acquire all required permits and approvals, or successfully comply with the pertinent federal and state regulations will negatively impact our operations. The costs, liabilities and requirements associated with these regulations may be costly and time-consuming and may delay commencement or continuation of exploration, development or production operations.

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

Future potential bauxite development and mining operations and current exploration activities are or will be subject to extensive Australian laws and regulations governing prospecting, development, production, exports, taxes, labor standards, occupational health, waste disposal, protection and remediation of the environment, protection of endangered and protected species, mine safety, toxic substances and other matters. Bauxite mining is also subject to risks and liabilities associated with pollution of the environment and disposal of waste products occurring as a result of mineral exploration, development and production. Compliance with these Australian laws and regulations will impose substantial costs on us and will subject us to significant potential liabilities.

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

The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in Australia or any other applicable jurisdiction, may be changed, applied or interpreted in a manner which will fundamentally alter our ability to carry on business. New legislation and/or regulations and orders may be adopted that may materially adversely affect our mining operations, our cost structure and/or our customers’ ability to use bauxite. New legislation or administrative regulations (or judicial interpretations of existing laws and regulations), including proposals related to the protection of the environment that would further regulate the mining industry in Australia, may also require us to change operations significantly or incur increased costs. The actions, policies or regulations, or changes to the actions, policies or regulations, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate and/or our profitability.

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

The search for valuable minerals exposes us to numerous hazards. As a result, we may become subject to liability for such hazards, including environmental pollution, cave-ins, unusual or unexpected geological conditions, ground or slope failures, changes in the regulatory environment and natural phenomena such as inclement weather conditions, floods and earthquakes or other hazards that we cannot insure against or against which we may elect not to insure. Such occurrences could result in loss of or damage to our properties, personal injury or death, environmental damage, delays, monetary losses and possible legal liability. You could lose all or part of your investment if any such catastrophic event occurs. We do not carry any insurance at this time, nor do we intend to carry property or casualty insurance in the future, except that we will carry all insurance that we are required to by law. Even if we do obtain insurance, it may not cover all of the risks associated with our operations and may have limits that are substantially less than our actual liabilities. We do not carry title insurance. Should any events against which we are not insured actually occur, we may become subject to substantial losses, costs and liabilities that will adversely affect our financial condition.

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

The Sarbanes-Oxley Act and new rules subsequently implemented by the Securities and Exchange Commission (the “SEC”) have required changes in corporate governance practices of public companies. As a public company, we expect these new rules and regulations to increase our compliance costs and to make certain activities more time consuming and costly. As a public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers.

Because VAC became public by means of a reverse acquisition with Holdings, we may not be able to attract the attention of major brokerage firms.

There may be risks associated with VAC becoming public through a “reverse acquisition.” Securities analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will, in the future, want to conduct any secondary offerings on our behalf.

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•	changes in our industry;

•	competitive pricing pressures;

•	our ability to obtain working capital financing;

•	additions or departures of key personnel;

•	limited “public float” in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock;

•	sales of our common stock;

•	our ability to execute our business plan;

•	operating results that fall below expectations;

•	loss of any strategic relationship;

•	regulatory developments;

•	economic and other external factors; and

•	period-to-period fluctuations in our financial results.

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

To date there has been no liquid trading market for our common stock. We cannot predict how liquid the market for our common stock might become. As soon as is practicable, we anticipate applying for listing of our common stock on either the NYSE Amex Equities, The Nasdaq Capital Market or other national securities exchange, assuming that we can satisfy the initial listing standards for such exchange. We currently do not satisfy the initial listing standards, and cannot ensure that we will be able to satisfy such listing standards or that our common stock will be accepted for listing on any such exchange. Should we fail to satisfy the initial listing standards of such exchanges, or our common stock is otherwise rejected for listing and remains quoted on the OTC Bulletin Board, is suspended from the OTC Bulletin Board, or trades on the Pink Sheets, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility. As a result of delinquent filings, we are currently listed on the Pink Sheets. We intend to perform the actions necessary to again be quoted on the OTC Bulletin Board.

Furthermore, for companies whose securities are quoted on the OTC Bulletin Board or the Pink Sheets, it is more difficult (1) to obtain accurate quotations, (2) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies, and (3) to obtain needed capital.

Our common stock may be deemed a “penny stock,” which would make it more difficult for our investors to sell their shares.

Our common stock may be subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act. The penny stock rules generally apply to companies whose common stock is not listed on The Nasdaq Stock Market or other national securities exchange and trades at less than $5.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market, including shares issued in a private placement upon the effectiveness of a registration statement with respect to such shares, or upon the expiration of any statutory holding period under Rule 144, or issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

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

Such persons’ stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

Item 2.  Properties.

We currently own the exploration licenses and titles to the mineral rights over the tenements listed on the table above under the heading “Prospect Description, Location and Access,” which are located through volcanic provinces in the States of NSW and Queensland Australia, which we consider to be prospective for bauxite.

The Management Services Agreement requires that AGM provide us with suitable fully serviced offices, which are located at Level 34, 50 Bridge Street, Sydney, Australia 2000. We have obtained rights to shared office space for an amount of $14,500 per month. AGM has agreed to accept only 50% of this amount per month until further funds are raised.

Item 3.  Legal Proceedings.

There is no currently pending legal proceeding and, as far as we are aware, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject.

Item 4.  (Removed and Reserved).

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer  Purchases of Equity Securities.

Our common stock was quoted on the OTC Bulletin Board beginning on October 19, 2007. From October 19, 2007 through September 26, 2008, our trading symbol was DUNM.OB and since September 29, 2008 until recently, our trading symbol has been VOHO.OB. Recently, our common stock has been quoted on the Pink Sheets; however, we intend to perform the actions necessary to again be quoted on the OTC Bulletin Board. To date, there has not been an active market for our common stock. The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Common Stock
	$ HIGH	$ LOW
Fiscal Year Ending June 30, 2010
Fourth Quarter	$50.00	$0.10
Third Quarter	$9.09	$0.20
Second Quarter	$18.79	$0.57
First Quarter	$7.90	$0.05
Fiscal Year Ending June 30, 2009
Fourth Quarter	$7.90	$7.20
Third Quarter	$7.85	$5.20
Second Quarter	$7.25	$0.25
First Quarter	$0.00	$0.00

As of November 12, 2010, there were 106,595,765 shares of common stock issued and held of record by approximately 18 holders (inclusive of those brokerage firms, clearing houses, banks and other nominee holders, holding common stock for clients, with each such nominee being considered as one holder).

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

The following table sets forth information as of June 30, 2010, with respect to compensation plans under which shares of our common stock may be issued.

Number of
	Number of	Weighted-	Securities
	Securities to be	Average Exercise	Remaining
	Issued Upon	Price of	Available for
	Exercise of	Outstanding	Future Issuance
	Outstanding	Options,	Under Equity
	Options, Warrants	Warrants and	Compensation
Plan	and Rights	Rights	Plans
Equity Compensation Plans Approved by
Security Holders	20,000,000	$1.00	20,000,000
Equity Compensation Plans Not
Approved by Security Holders	-	-	-

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENTS REGARDING FORWARD LOOKING STATEMENTS

This Annual Report contains certain forward-looking statements regarding management’s plans and objectives for future operations including plans and objectives relating to our marketing efforts and future economic performance. Any statement in this Annual Report and in the documents incorporated by reference into this Annual Report that is not a statement of an historical fact constitutes a “forward-looking statement.” Further, when we use the words “may,” “expect,” “anticipate,” “plan,” “believe,” “seek,” “estimate,” “intend,” and similar words, we intend to identify statements and expressions that may be forward-looking statements. We believe it is important to communicate certain of our expectations to our investors. The forward-looking statements and associated risks set forth in this Annual Report include or relate to, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our ability to obtain and retain sufficient capital for future operations, (e) our anticipated needs for working capital, and (f) the outcome of any litigation against us.  These statements may be found under Item 6, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and Item 1, “DESCRIPTION OF BUSINESS,” as well as in this Annual Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under Item 1A, “RISK FACTORS” and matters described in this Annual Report generally.

Reverse Merger

On September 12, 2008, we completed a share exchange, pursuant to which we acquired all of the capital stock of VAC and VAC became our wholly owned subsidiary. In connection with this share exchange, we discontinued our former business and succeeded to the business of VAC as our sole line of business. The share exchange is being accounted for as a reverse acquisition and recapitalization. VAC is the acquiror for accounting purposes and we were the acquired company. Accordingly, VAC’s historical financial statements for periods prior to the acquisition became our financial statements retroactively restated for, and giving effect to, the number of shares received in the Share Exchange. The accumulated deficit of VAC is carried forward after the acquisition. Operations reported for periods prior to the Share Exchange are those of VAC.

Overview

We are a mineral exploration company that intends to explore prospective bauxite deposits in New South Wales, Australia and Queensland, Australia. We are in the exploration stage, have not generated any revenue to date and do not anticipate doing so in the near future. We have raised capital through our joint venture with PBL and we anticipate raising additional capital through similar joint venture arrangements and/or through the sale of equity interests held by us in the projects.  Our inception for accounting purposes was June 11, 2008.

Critical Accounting Policies

Exploration stage company.  The Company is an exploration stage company as defined by Topic 915-10-20 of the FASB Accounting Standards Codification (“ASC”). The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company’s exploration stage activities.

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

Mineral Property and Related Mineral Rights - Bauxite Claims.  The Company follows Topic 930 and subtopic 720-15 of the ASC for its mineral property and related mineral rights - bauxite claims as well as “Securities Act Guide 7,” “Description of Property by Issuers Engaged or to be Engaged in Significant Mining Operations”.  Mineral property and related rights acquisition costs are expensed pending determination of whether the exploration processes have found proved reserves.  Exploration costs, including rights of access to lands for geophysical work and salaries, equipment, and supplies for geologists and geophysical crews are expensed as incurred. Once a mineral ore body is discovered in sufficient proved reserve quantity, as determined by the Australian Minister for Mineral Resources, as called for in the Australian Mining Act of 1992, and the Company is granted a mining permit, such cost may be capitalized.  Certain costs to remove overburden and prepare the production area for exploitation will be capitalized.  Capitalized costs will be amortized on a unit-of-production basis following the commencement of production.

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

The provision for depreciation, depletion and amortization (“DD&A”) of mineral properties will be calculated on a property-by-property basis using the unit-of-production method.  Taken into consideration in the calculation of DD&A are estimated future dismantlement, restoration and abandonment costs, which are net of estimated salvage values.

Impairment of Long-Lived Assets. The Company has adopted Topic 360-10-35-17 for its long-lived assets.  The Company’s long-lived assets, which include mineral property and related mineral rights, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

The Company determined that there were no impairments of long-lived assets since inception.

Fair Value of Financial Instruments.  The Company follows Topic 825-10-50-10 for disclosures about fair value of its financial instruments and Topic 820-10-35-37 to measure the fair value of its financial instruments. Topic 820-10-35-37 establishes a framework for measuring fair value in accounting principles in accordance with U.S. GAAP, and expands disclosures about fair value measurements.  To increase consistency and comparability in fair value measurements and related disclosures, Topic 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three levels of fair value hierarchy defined by Topic 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3	Pricing inputs that are generally unobservable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, other receivables, other assets, primarily deposits and accounts payable and accrued expenses, loans and payables from shareholder approximate their fair values because of the short maturity of these instruments. The Company’s other receivables and loans payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2010.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2010 or 2009, nor gains or losses reported in the consolidated statement of operations and comprehensive income that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the fiscal years ended June 30, 2010 or 2009.

Revenue Recognition. The Company applies Topic 605-10-S99-1for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

The Company will derive its revenue from sales contracts with customers with revenues being generated upon the shipment of mineral ores upon the Company commencing mining operations.  Persuasive evidence of an arrangement is demonstrated via invoice, product delivery is evidenced by warehouse shipping log as well as a signed bill of lading from the trucking company or third party carrier and title transfers upon shipment, based on free on board warehouse; the sales price to the customer is fixed upon acceptance of the purchase order and there is no separate sales rebate, discount, or volume incentive.

Stock-based Compensation for Obtaining Employee Services and Equity Instruments Issued to Parties Other than Employees for Acquiring Goods or Services.  The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of Topic 718-10-30 and accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of Topic 505-50-30. Pursuant to Topic 718-10-30-6, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

Income Taxes.  The Company accounts for income taxes under Topic 740-10-30.  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted Topic 740-10-25.  Topic 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Topic 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Topic 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Topic 740-10-25.

Net Loss per Common Share.  Net loss per common share is computed pursuant to Topic 260-10-45.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were 20,000,000 options and 10,845,767 warrants outstanding as of June 30, 2010, which were excluded from the calculation because their effect would be anti-dilutive.

Financial Statement Impact of these Critical Accounting Policies and Estimates. We are in the exploration stage and have had nominal operations to date. These critical policies and estimates have not materially impacted our financial statements given our limited operations.

Results of Operations

Fiscal Year Ended June 30, 2010 Compared to the Period from June 11, 2009

Revenues.  For the fiscal year ended June 30, 2010 and for the fiscal year ended June 30, 2009, we did not recognize any revenues.

Expenses.  For the fiscal year ended June 30, 2010, we incurred $3,708,653 in expenses, which consisted of exploration geological expense of $1,601,055 including stock compensation of $1,014,000, professional fees of $1,360,334 and general and administrative expenses of $286,766.  For the fiscal year ended June 30, 2009, we incurred $1,736,963 in expenses, which consisted of stock compensation of $420,000, exploration and geological expense of $516,526, professional fees of $211,345 and general and administrative expenses of $272,742.

Option Fee.  For the fiscal year ended June 30, 2010, we recognized $440,990 in option fees resulting from the PBL joint venture.  For the fiscal year ended June 30, 2009, we did not recognize any option fee.

Income Tax Benefit.  We recognized $202,855 of income tax benefit for the fiscal year ended June 30, 2010 and $198,522 for the year ended June 30, 2009 from an Australian research and development tax credit.

Accounts Payable and Accrued Expenses. For the fiscal year ended June 30, 2010, we had accounts payable and other accrued expenses of $264,716.  For the fiscal year ended June 30, 2009, we had accounts payable and other accrued expenses of approximately $114,854.

Loan from Stockholder and Related Parties Payables.  For the fiscal year ended June 30, 2010, we had a loan from stockholder and related parties payables of $2,190,848, which consisted of $2,009,305 due to AGM.  For the fiscal year ended June 30, 2009, we had a loan from stockholder and related parties payables of $1,281,249, which consisted of $1,189,033 due to a related party, AGM, for the purchase of exploration and prospecting information and administration services.  These amounts largely related to work done by the geological team in making this current discovery and in identifying this opportunity for VAC.  The reimbursement of these amounts are important to retain the geological expertise that is currently available to VAC for VAC’s future development of these projects, which require specialist expert knowledge of this particular area and geology.  The geological team is mindful of the current cash position of VAC and therefore have agreed to a staggered payment plan that the directors believe will not materially affect the ability of VAC to carry out its initial objectives in securing an independent verification of inferred JORC resources on VAC’s tenement.  It is the view of the directors, that such a resource statement should in normal market conditions make VAC eligible for larger institutional funding.

Fiscal Year Ended June 30, 2009 Compared to the Period from June 11, 2008 (inception) to June 30, 2008

Revenues.  For the fiscal year ended June 30, 2009 and for the period from June 11, 2008 (inception) to June 30, 2008, we did not recognize any revenues.

Expenses.  For the fiscal year ended June 30, 2009, we incurred $1,736,963 in expenses, which consisted of stock compensation of $420,000, exploration and geological expenses of $516,526, professional fees of $211,345 and general and administrative expenses of $272,742.  For the period from June 11, 2008 (inception) to June 30, 2008, we incurred $1,252,578 in expenses, which consisted of exploration and geological expenses of $1,037,669 and one-time expenses relating to the initial setup of VAC of $214,909.

Income Tax Benefit.  We recognized $198,522 of income tax benefit for the fiscal year ended June 30, 2009 from an Australian research and development tax credit.  We did not recognize any income tax expense for the period from June 11, 2008 (inception) to June 30, 2008.

Accounts Payable and Accrued Expenses.  For the fiscal year ended June 30, 2009, we had accounts payable and accrued expenses of approximately $114,854. For the period from June 11 (inception) to June 30, 2008, we had no accounts payable and accrued expenses.

 Loan from Stockholder and Related Parties Payables.  For the fiscal year ended June 30, 2009, we had a loan from stockholder and related parties payables of $1,281,249, which consisted of $1,189,033  due to a related party, AGM, for the purchase of exploration and prospecting information and administration services.  These amounts largely related to work done by the geological team in making this current discovery and in identifying this opportunity for VAC.  The reimbursement of these amounts are important to retain the geological expertise that is currently available to VAC for VAC’s future development of these projects, which require specialist expert knowledge of this particular area and geology. The geological team is mindful of the current cash position of VAC and therefore have agreed to a staggered payment plan that the directors believe will not materially affect the ability of VAC to carry out its initial objectives in securing an independent verification of inferred JORC resources on VAC’s tenement. It is the view of the directors, that such a resource statement should in normal market conditions make VAC eligible for larger institutional funding.  For the period from June 11 (inception) to June 30, 2008, we had a loan from stockholder and related parties payables of $1,268,489 consisting of amounts due to AGM for the purchase of exploration and prospecting information and administration services.

Liquidity and Capital Resources

For the fiscal year ended June 30, 2010, we had cash and cash equivalents of $4,084. Based on our cash flow projections and expected additional capital from our joint venture partners PBL and AGI in developing our tenements, and AGM’s willingness to defer a portion of its billings and/or extend us credit, we believe that we will have sufficient cash to satisfy our cash needs for at least three months  We, together with our joint venture partners will need to raise additional capital of at least $1,000,000 to enable us to have sufficient capital liquidity to complete the initial field program to a level where we should be able to secure an independent resource statement to JORC standard, which should in ordinary market conditions make VAC eligible for larger institutional funding. If we are unable to raise additional funds on a timely basis or at all, any progress with respect to our exploration activities may be adversely affected.

Over the next twelve months, we intend to use our cash on hand, together with any cash we are able to raise in the future, on further developing the companies assets, and investigating further opportunities to value add the Company and for ongoing Company expenses.  We currently anticipate that the Company’s main bauxite projects will be further funded and developed through capital raised through our strategic joint venture partners PBL and AGI.

Payment to Shareholder. Pursuant to the terms of a share exchange agreement, pursuant to which we acquired all of the outstanding capital stock of Volcan Australia Corporation Pty Ltd., we have agreed to pay $1.5 million to L’Hayyim Pty Ltd as trustee for The L’Hayyim Trust, our principal shareholder, at the end of the first fiscal quarter in which we have cash on hand of at least $5 million.

Related Party Transaction. In fiscal year 2010, we paid approximately $422,910 to AGM for the provision of exploration and prospecting information, $422,910 for executive services, $110,561 for rent and $201,106 for other general and administrative expenses. The remaining funds of $845,819 are accrued until more funds are raised, and/or when our liquidity allows.  Other expected uses of proceeds. Our other expected uses of cash during the next twelve months are for our general and administrative expenses, including approximately $484,000 of payments to AGM pursuant to our Management Services Agreement for rent, the wages of the expert geological team and their basic office expenses. In addition, we are obligated to pay AGM an additional $385,000 for the services of our executive officers. All payments to AGM include a 10% Australian general service tax.  We are obliged to make payments in the amount of $50,000 pu to Paul Stephenson, our non-executive director, Paul Stephenson has agreed to the deferment of the payment of the monies owed to him until our liquidity position improves. Furthermore, in light of our financial situation, AGM has agreed to the deferment of any payments to it with respect to the services of our executive directors.

To the extent our cash on hand, together with any cash we are able to raise in the future, does not cover the amount of our planned expenditures above, the expenditures listed above will be reduced pro rata.

We do not expect any purchases of plant and equipment we make during fiscal 2011 to be material. Nor do we intend to engage in any material sales and marketing efforts during such period. As our prospects are in the early exploration phase, we do not anticipate generating any revenues from operations for several years, if ever. We may also consider selling the project if management determines that an appropriate price can be obtained.

Off-Balance Sheet Arrangements

We did not engage in any off balance sheet arrangements during the fiscal year ended June 30, 2010 and the fiscal year ended June 30, 2009.

Recent Accounting Pronouncements

During the year ended June 30, 2010, there were several new accounting pronouncements issued by the FASB the most recent of which was Accounting Standards Update 2010-26, Financial Services—Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.  Each of these recently issued pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Item 8.  Financial Statements and Supplementary Data.

Please see our financial statements beginning on page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no disagreements with our accountants since our formation that are required to be disclosed pursuant to Item 304(b) of Regulation S-K.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our Chief Executive Officer and Principal Accounting Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures were ineffective in timely alerting them to material information required to be included in our periodic filings with the SEC and did not ensure that information required to be disclosed in our periodic filings with the SEC was accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, to allow timely decisions regarding required disclosures.  Changes in disclosure controls and procedures have been implemented, which will address the issues and prevent such problems from occurring in the future.  As a result, the consolidated financial reports have been restated for all periods prior to June 30, 2010.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements.  Thus, any system of internal control, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met.  In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of our internal control over financial reporting is as of the year ended June 30, 2010. After a review related to exploration stage and capitalization of certain costs, management determined that our financial records required restatement for all periods prior to and including June 30, 2009. We believe that after the adjustment and restatement, internal control over financial reporting is effective. We have not identified any other, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations. This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for smaller reporting companies pursuant to Section 404(c) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2010 a review and ultimate restatement of certain of our accounting records was completed, particularly records related to exploration stage and capitalization of certain costs, so that consolidated financial statements for all periods prior to and including June 30, 2009 have been restated. As a result of this review, various accounting corrections to the historical accounting records were recorded.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Our Board of Directors consists of three directors. Our bylaws allow for the number of directors to be set by the Board of Directors. Directors are elected annually to serve one-year terms.

Set forth below is information concerning our directors and executive officers:

Name	Age	Position
Pnina Feldman	64	Director, Chief Executive Officer, President and Chairman
Sholom Feldman	34	Director, Secretary, Treasurer and Principal Accounting Officer
Paul Stephenson	50	Director

Directors and Officers

Pnina Feldman has served as our Chief Executive Officer and President since the consummation of the Share Exchange on September 12, 2008. Mrs. Feldman co-founded VAC in June 2008. Mrs. Feldman has served as a Director of AGM since April 1996 and she and her husband are the only shareholders of AGM. Mrs. Feldman has been active in the mineral exploration industry for 15 years, during which time she has sourced, negotiated, and developed exploration and resource projects across Australia and internationally. She was the founder and executive Chairperson from 1997 to 2005 of Diamond Rose NL, a company that is listed on the Australian Securities Exchange. She has been deeply involved with numerous communal, educational, charitable and women’s awareness initiatives, and in 2007 received the Wentworth Community Award for outstanding community service. Mrs. Feldman is the current Chair and an Executive Director of Australian Gold Investments Limited, an Australian Securities Exchange listed company, which she founded in April 2007.

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

Management Incentive Warrants

We have agreed to grant to L’Hayyim Pty Ltd Management Incentive Warrants to purchase up to an aggregate of 100,000,000 shares of our common stock upon achieving certain major milestones.

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

The following table sets forth director compensation for the fiscal year ended June 30, 2010.

Name	Fees earned or paid in cash ($)	Total ($)
Paul Stephenson	$50,000 (1)	$50,000 (1)

(1)
Mr. Stephenson’s compensation of $50,000 was accrued during the fiscal year ended June 30, 2010 and not paid.  Mr. Stephenson has agreed to defer any payments owed to him until our liquidity situation improves.

Directors’ and Officers’ Indemnity

We have entered into indemnification agreements with key officers and directors and such persons shall also have indemnification rights under applicable laws, and our certificate of incorporation and bylaws.

Item 11.  Executive Compensation.

The following table sets forth the annual compensation and long-term compensation awards for the fiscal year ended June 30, 2010 for Pnina Feldman and Sholom Feldman (collectively, the “NEOs”) during the fiscal year ended June 30, 2010 and the fiscal year ended June 30, 2009.

Name and principal position	Year	All Other Compensation ($)	Total ($)
Pnina Feldman, Chief Executive Officer and President	Fiscal year ended June 30, 2010	$175,000 (1)	$175,000 (1)
	Fiscal year ended June 30, 2009	$175,000 (1)	$175,000 (1)
Sholom Feldman, Treasurer and Secretary	Fiscal year ended June 30, 2010	$175,000 (1)	$175,000 (1)
	Fiscal year ended June 30, 2009	$175,000 (1)	$175,000 (1)

(1)
We have agreed to pay AGM a retainer of $175,000 with respect to each of Ms. Feldman and Mr. Feldman during the year ended June 30, 2010.  However, AGM has agreed to forgo any payments owed to it until our liquidity situation improves.

Outstanding Equity Awards At Fiscal Year-End

The following table provides certain information concerning unexercised options, stock that has not vested, and equity incentive plan awards held by each of our Named Executive Officers that were outstanding as of June 30, 2010.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date
Pnina Feldman	13,333,333	6,666,667	$1.00	September 12, 2018

We granted options to purchase 20,000,000 shares of our common stock at $1.00 per share to AGM pursuant to the Volcan Holdings, Inc. 2008 Equity Incentive Plan.  One third of these options vested on each of September 12, 2009, September 12, 2010 and will vest September 12, 2011.  Ms. Feldman and her husband are the sole owners of AGM.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth certain information as of December 1, 2010 regarding the beneficial ownership of our common stock by (i) each person or entity who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each executive officer; (iii) each director; and (iv) all of our officers and directors as a group.  Unless otherwise indicated in the footnotes to the following table, each of the stockholders named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned. The address of each of the stockholders listed below is: c/o Volcan Holdings, Inc, Level 34, 50 Bridge Street, Sydney 2000, Australia.

	Common Stock
Name of Beneficial Owner	Shares Beneficially Owned (1)	Percent of Class(2)
Directors and Executive Officers
Pnina Feldman	96,666,667 (3)(4)	90.7%
Sholom Feldman	0	0%
Paul Stephenson (5)	3,000,000	2.8%
Directors and Executive Officers as a Group (3 persons)	99,666,667 (3)(4)	91.8%

	Common Stock
Name of Beneficial Owner	Shares Beneficially Owned (1)	Percent of Class(2)
Certain Persons
L’Hayyim Pty Ltd as trustee for The L’Hayyim Trust (6)(7)	90,000,000 (3)	84.4%
Australia Gemstone Mining Services Pty Limited (6)	6,666,667 (8)	6.3%

(1)	Unless otherwise indicated, includes shares owned by a spouse, minor children, and relatives sharing the same home, as well as entities owned or controlled by the named beneficial owner.

(2)	Based on 106,595,765 shares of our common stock outstanding.

(3)
Does not include 100,000,000 shares of our common stock issuable to L’Hayyim Pty Ltd as trustee for The L’Hayyim Trust upon exercise of Management Incentive Warrants that are subject to certain significant vesting milestones that have not been achieved as of December 1, 2010.

(4)
Includes (i) 90,000,000 shares of our common stock held by L’Hayyim Pty Ltd as trustee for The L’Hayyim Trust and (ii) 6,666,667 shares of our common stock issuable upon exercise of options granted under our 2008 Equity Incentive Plan to AGM.

(5)
Includes 2,000,000 shares of common stock that may be received by Mr. Stephenson upon the exercise of a warrant that we issued to Mr. Stephenson on April 22, 2010 as remuneration for his services as a director.  The warrants have an exercise price of $1.00 per share and may be exercised in whole or in part until April 22, 2015.  Commencing on October 22, 2010, Mr. Stephenson is entitled to exercise his warrant on a cashless basis.  Also includes 1,000,000 shares of our common stock held by L’Hayyim Pty Ltd in trust for Mr. Stephenson that upon the sale of such shares by L’Hayyim Pty Ltd, Mr. Stephenson shall be entitled to the proceeds from such sale.

(6)
The sole stockholders of each of L’Hayyim Pty Ltd and AGM are Pnina Feldman and her husband, Pinchus Feldman, who have dispositive and voting control over the shares owned by these entities.  1,000,000 of the 90,000,000 shares of common stock held by L’Hayyim Pty Ltd are held in trust for Mr. Stephenson.

(7)	Sholom Feldman is director of The L’Hayyim Trust.

(8)	Includes 6,666,667 shares of our common stock issuable upon exercise of currently exercisable options granted under our 2008 Equity Incentive Plan.

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

Property

The Management Services Agreement requires that AGM provide us with suitable fully serviced offices, which are located at Level 34, 50 Bridge Street, Sydney, Australia 2000.  We have obtained rights to shared office space for an amount of $14,500 per month. AGM has agreed to accept only 50% of this amount per month until further funds are raised and the Project has an independently verified resource statement verified.

Repayment of Obligations to AGM

When we generate sufficient revenue, we plan to use approximately $2 million to repay our obligations to AGM under the Management Services Agreement, arising out of the purchase of exploration and prospecting information and administration services and rental fees. As detailed in “Loan from Stockholder and Related Parties Payables” on page 28 above, AGM had paid for the license application and had access to all the intellectual property relating to these licenses that was procured as a result of all the work done in that area by members of AGM’s geological team. AGM made this intellectual property available to VAC in return for the payment mentioned above.

Payments to AGM

In fiscal year 2010, we paid approximately $422,910 to AGM for the provision of exploration and prospecting information, $422,910 for executive services, $110,561 for rent and $201,106 for other general and administrative expenses. The remaining funds of $845,819 are expected to be paid when we raise more funds, and/or when our liquidity situation improves.

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

Acquisition and Joint Venture Agreement

General

On October 30, 2009, VAC and the title holder of all of our 28 bauxite tenements in Eastern Australia, entered into the JV Agreement with MPS. Pursuant to the JV Agreement, each of the Company and MPS agreed to form PBL, a new joint venture entity in New South Wales, 50% of which shall be initially owned by MPS and 50% of which shall initially be owned by us. As moneys are raised into PBL, the founding shareholders will be diluted equally. At the balance date, AUD$1,550,000 was raised into PBL. As a result of that raise, we currently hold 31.25% of the issued capital of PBL. In addition, under this Agreement, PBL was granted the right to purchase an option to earn interests in VAC’s tenements by making a payment, on behalf of VAC, to the Queensland government in the amount of AUD$250,000 in satisfaction of tenement fees owed and AUD$250,000 to us for general corporate purposes (the “Tenement Interest Option”). These amounts are recorded as Option Fee income in Other Income (Expense) in the Statement of Operations.

On  December 13, 2010, VAC entered into an acquisition and joint venture agreement (“Acquisition and JV Agreement”) with PBL, which replaced the JV Agreement and provided for new terms for the acquisition by PBL of interests in the Tenements as follows:

•	the Acquisition and JV Agreement replaces the JV Agreement in its entirety and the JV Agreement including the Tenement Interest Option is of no further force and effect;

•	PBL acquired a 50% interest in the Tenements located in Inverell East, New South Wales;

•	PBL acquired a 20% interest in the Tenements located in Monaro in New South Wales and Atherton, Kingaroy, Childers Pittsworth, Ravenshoe and South Johstone in Queensland;

•	issuance of 9,500,000 ordinary shares in PBL to VAC;

•	acknowledgment that a $1.00 per ton royalty is payable on production from the Tenements (as referred to below);

•	PBL and VAC to establish an unincorporated joint venture for the purposes of developing the Inverell East Tenements (“Joint Venture”);

•	PBL to provide the initial funding of $1,000,000 to the Joint Venture to fund, amongst other things, the initial drilling program (“Initial Funding”)

•	this Initial Funding includes VAC’s 50% contribution of $500,000 (the “Debt”); and

•	the Debt is not repayable by VAC to PBL until the commencement of production, and then is repayable only by way of a set-off against VAC’s participating share in the product.

Relationships

PBL entered into an exclusive management agreement with AGM, an affiliate of Sholom Feldman and Pnina Feldman.  AGM is owned and controlled by Pnina Feldman, a member of our Board of Directors and our Chief Executive Officer.

Purchase of Tenement Interest

On June 25, 2010, VAC, our wholly owned subsidiary and the title holder of all of our 28 bauxite tenements in Eastern Australia, entered into a letter agreement (the “Agreement”) with AGI. Pursuant to the Agreement, AGI purchased an 80% interest in five exploration licenses (the “Tenements”) from VAC in consideration for:

o	the issuance by AGI to the Company of 65 million fully paid ordinary shares;
o	the issuance by AGI to the Company of five (5) year options to acquire 65 million of AGI’s fully paid ordinary shares at an exercise price of $0.05 per share;
o	the assignment by AGI to the Company of a $1.00 per ton royalty (the “Royalty”) on production from the Tenements; and
o	AGI agreeing to keep the Tenements in good standing.

The Royalty is payable either in U.S or Australian Dollars, depending on whichever currency is higher, and will increase on every July 1st in accordance with the Australian Consumer Price Index, commencing on July 1, 2011.

The above transaction was approved at an AGI shareholders meeting in December 2010, therefore, the accompanying financial statements do not reflect any of these transactions.

Payments

As of June 30, 2010, VAC had purchased AUD$ 1,556 from VAC and had payables of AUD$987.

Relationships

 Pnina Feldman, our Chief Executive Officer, President and Chairman of the Board of Directors is a controlling shareholder of both the Company and AGI.

Item 14.  Principal Accountant Fees and Services.

Fees billed for services provided by Turner, Stone & Company (“Turner”), Li & Company, PC (“Li”) and Nexia Court & Co., Chartered Accountants (“Nexia”) relating to the fiscal year ended June 30, 2010 and the fiscal year ended June 30, 2009 were as follows:

Audit Fees

We accrued Turner audit fees of $22,000 for the fiscal year ended June 30, 2010.  Audit fees billed by Li for the fiscal year ended June 30, 2009 totaled approximately $24,500.   These fees were billed for professional services rendered for the review of our quarterly financial statements and review of our financial statements.  Audit fees billed by Nexia for the fiscal year ended June 30, 2009 totaled approximately $22,513.  These fees were billed for professional services rendered for the review of our quarterly financial statements and review of our financial statements for the period from June 11, 2008 to June 30, 2008.  We terminated the engagement of Nexia as our independent registered public accounting firm as of October 1, 2009 for the Company, but Nexia was still engaged to perform the audit of VAC.  We terminated the engagement of Li as our independent registered public accounting firm as of September 16, 2010.

Audit-Related Fees

Audit-related fees billed by Li for the fiscal year ended June 30, 2010 totaled approximately $24,000.  Audit-related fees billed by Nexia for the fiscal year ended June 30, 2010 totaled approximately $59,285 and $28,185 for the fiscal year ended June 30, 2009.  Audit-related fees billed by Li for the fiscal year ended June 30, 2009 totaled approximately $13,400.

Tax Fees

No tax fees have been paid to Li or Turner for any period.  Tax fees billed by Nexia for the fiscal year ended June 30, 2010 totaled $488 and $2,656 for the fiscal year ended June 30, 2009.

All Other Fees

No other fees other than those set out above have been paid to Turner, Li or Nexia.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

We have filed the following documents as part of this report on Form 10-K:

1.           Financial Statements. The audited consolidated financial statements of Volcan Holdings, Inc. required by Part II, Item 7, of this report on Form 10-K, which are listed on page F-1 of this Annual Report on Form 10-K, including the notes thereto and the report of our independent registered public accounting firm.

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

3.1	Certificate of Incorporation (Incorporated herein by reference from Exhibit 3.1 to our Form 8-K filed with the SEC on September 12, 2008).

3.2	Bylaws (Incorporated herein by reference from Exhibit 3.2 to our Form 8-K filed with the SEC on September 12, 2008).

10.1
Letter Agreement, dated June 25, 2010, between Volcan Australia Corporation Pty Ltd and Australian Gold Investments Limited (Incorporated herein by reference from Exhibit 10.1 to our Form 8-K filed with the SEC on July 1, 2010).

10.2	Form of Warrant (Incorporated herein by reference from Exhibit 10.2 to our Form 10-Q filed with the SEC on May 24, 2010).

10.3
Letter Agreement by and among Volcan Holdings, Inc., Triad Engineering and EPFC, dated as of April 27, 2010 (Incorporated herein by reference from Exhibit 10.1 to our Form 10-Q filed with the SEC on May 24, 2010).

10.4	Form of Warrant (Incorporated herein by reference from Exhibit 10.1 to our Form 10-Q filed with the SEC on February 22, 2010).

10.5
Letter Agreement, dated October 30, 2009, between Volcan Australia Corporation Pty Ltd and Martin Place Securities Pty Limited (Incorporated herein by reference from Exhibit 10.1 to our Form 8-K filed with the SEC on January 14, 2010).

10.6	Form of Warrant (Incorporated herein by reference from Exhibit 10.2 to our Form 8-K filed with the SEC on March 9, 2009).

10.7	Form of Subscription Agreement (Incorporated herein by reference from Exhibit 10.1 to our Form 8-K filed with the SEC on March 9, 2009).

10.8	Form of Subscription Agreement for September 12, 2009 Private Placement (Incorporated herein by reference from Exhibit 10.1 to our Form 8-K filed with the SEC on September 17, 2008).

10.9	Form of Investor Warrant for September 12, 2009 Private Placement (Incorporated herein by reference from Exhibit 10.2 to our Form 8-K filed with the SEC on September 17, 2008).

EXHIBIT NUMBER	DESCRIPTION

10.10	Form of Directors and Officers Indemnification Agreement (Incorporated herein by reference from Exhibit 10.3 to our Form 8-K filed with the SEC on September 17, 2008).

10.11
Management Service Agreement, dated July 1, 2008, by and between Volcan Australia Corporation Pty Ltd and Australian Gemstone Mining Pty Ltd. (Incorporated herein by reference from Exhibit 10.4 to our Form 8-K filed with the SEC on September 17, 2008).

10.12	Volcan Holdings, Inc. 2008 Equity Incentive Plan (Incorporated herein by reference from Exhibit 10.5 to our Form 8-K filed with the SEC on September 17, 2008).

10.13	Form of 2008 Incentive Stock Option Agreement (Incorporated herein by reference from Exhibit 10.6 to our Form 8-K filed with the SEC on September 17, 2008).

10.14	Form of 2008 Non-Qualified Stock Option Agreement (Incorporated herein by reference from Exhibit 10.7 to our Form 8-K filed with the SEC on September 17, 2008).

10.15
Agreement of Conveyance, Transfer and Assignment of Assets and Assumptions of Obligations, dated as of September 12, 2008, between Volcan Holdings, Inc. and Dunn Mining Holdings, Inc. (Incorporated herein by reference from Exhibit 10.8 to our Form 8-K filed with the SEC on September 17, 2008).

10.16
Stock Purchase Agreement, dated as of September 12, 2008 between Volcan Holdings, Inc. and Gregory Paul Byrne (Incorporated herein by reference from Exhibit 10.9 to our Form 8-K filed with the SEC on September 17, 2008).

10.17	Form of Management Incentive Warrant (Incorporated herein by reference from Exhibit 10.11 to our Form 8-K filed with the SEC on September 17, 2008).

16.1	Letter from Li & Company, PC, dated September 16, 2010. (Incorporated herein by reference from Exhibit 16.1 to our Form 8-K filed with the SEC on September 16, 2010).

16.2	Letter from Nexia Court & Co., Chartered Accountants, dated October 1, 2009. (Incorporated herein by reference from Exhibit 16.1 to our Form 8-K filed with the SEC on October 1, 2009).

21.1*	Subsidiaries of Volcan Holdings, Inc.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT NUMBER	DESCRIPTION

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________
*   Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

VOLCAN HOLDINGS, INC.

December 21, 2010	/s/Pnina Feldman
Pnina Feldman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as in

Signature	Capacity in which Signed	Date

/s/ Pnina Feldman
Pnina Feldman	President and Chief Executive Officer (Principal Executive Officer)	December 21, 2010

/s/ Sholom Feldman
Sholom Feldman	Treasurer and Secretary (Principal Financial Officer)	December 21, 2010

/s/ Paul Stephenson
Paul Stephenson	Director	December 21, 2010

VOLCAN HOLDINGS, INC.

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at June 30, 2010 and 2009 (as restated)	F-3

Consolidated Statements of Operations And Comprehensive Income for the Fiscal Years Ended June 30, 2010, and June 30, 2009 (as restated), for the period from June 11, 2008 (Inception) through June 30, 2008 (as restated) and for the period from June 11, 2008 (Inception) through June 30, 2010
F-4

Consolidated Statement of Stockholders’ Equity (Deficit) from June 11, 2008 (Inception) to June 30, 2010	F-5

Consolidated Statements of Cash Flows from June 11, 2008 (Inception) to June 30, 2010	F-6

Notes to the Consolidated Financial Statements	F-7

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Volcan Holdings, Inc.
(An exploration stage company)
Sydney, Australia

We have audited the accompanying consolidated balance sheets of Volcan Holdings, Inc. (an exploration stage company) (the “Company”) as of June 30, 2010 and 2009 and the related statements of operations and comprehensive income, stockholders deficit and cash flows for the fiscal year ended June 30, 2010 and 2009, for the period from June 11, 2008 (inception) through June 30, 2008 and for the period from June 11, 2008 (inception) through June 30, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2010 and 2009 and the consolidated results of its operations and its cash flows for the fiscal year ended June 30, 2010 and 2009 and for the period from June 11, 2008 (inception) through June 30, 2008 and for the period from June 11, 2008 (inception) through June 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company had negative working capital and a deficit accumulated during the exploration stage at June 30, 2010 and incurred a net loss and an outflow of cash used in operations for the fiscal year ended June 30, 2010, with no revenues during the period.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 4 to the consolidated financial statements, the Company has restated all periods referred to above which are included in the period beginning June 11, 2008 (inception) through June 30, 2009 for costs incurred during the exploration stage.

/s/ Turner, Stone & Company, L.L.P.
Turner, Stone & Company, L.L.P.
Dallas, Texas
December 21, 2010

Index

VOLCAN HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Balance Sheets

		June 30,
	June 30,	2009
	2010	As restated

ASSETS

Current Assets:
Cash and cash equivalents	$4,084	$3,899
Other receivables	431,625	214,542
Total current assets	435,709	218,441

Other assets, primarily deposits	124,787	113,202
TOTAL ASSETS	$560,496	$331,643

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$264,715	$114,854
Loan from stockholder and related parties payables (Note 7)	2,190,848	1,281,249
Total current liabilities	2,455,563	1,396,103
Commitments and contingencies (Note 11)
Stockholders' Equity (Deficit):
Preferred stock: $0.001 par value; 10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock: $0.001 par value; 300,000,000 shares authorized;
issued and outstanding 106,595,765 and 103,995,765 shares at June
30, 2010 and June 30, 2009, respectively	106,596	103,996
Additional paid-in capital	3,837,753	1,588,953
Deferred compensation	-	(87,500)
Deficit accumulated during the exploration stage	(5,833,457)	(2,782,072)
Accumulated other comprehensive loss:
Foreign currency translation loss	(5,959)	112,163
Total stockholder’s equity (deficit)	(1,895,067)	(1,064,460)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$560,496	$331,643

See accompanying notes to the consolidated financial statements.

Index

VOLCAN HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Statements Of Operations And Comprehensive Income

			For The	For The
		For The	Period From	Period From
	For The	Fiscal Year	June 11, 2008	June 11, 2008
	Fiscal Year	Ended	(Inception)	(Inception)
	Ended	June 30,	Through	Through
	June 30,	2009	June 30, 2008	June 30,
	2010	(As restated)	(As restated)	2010

Operating costs and expenses:
Management services (including stock compensation of $420,000 for year ended June 30, 2009)	$460,498	$736,350	$-	$1,196,848
Exploration and geological (including stock compensation of $1,014,000 for year ended June 30, 2010)	1,601,055	516,526	1,037,669	3,155,250
Professional fees	1,360,334	211,345	-	1,571,679
General and administrative	286,766	272,742	214,909	774,417
Total operating expenses	3,708,653	1,736,963	1,252,578	6,698,194
Operating loss	(3,708,653)	(1,736,963)	(1,252,578)	(6,698,194)
Other income (expenses):
Gain on foreign exchange transactions	7,423	3,484	-	10,907
Option Fee	440,990	-	-	440,990
Interest income	6,001	5,463	-	11,464
Total other income	454,414	8,947	-	463,361
Loss from operations before income tax benefit	(3,254,239)	(1,728,016)	(1,252,578)	(6,234,833)
Income tax benefit	(202,854)	(198,522)	-	(401,376)
Net (loss)	(3,051,385)	(1,529,494)	(1,252,578)	(5,833,457)

Other comprehensive gain (loss):
Foreign currency translation gain (loss)	(118,122)	128,074	(15,911)	(5,959)
Comprehensive loss	$(3,169,507)	$(1,401,420)	$(1,268,489)	$(5,839,416)

Net (loss) per common share	$(0.03)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	104,708,094	102,946,529	100,000,000

See accompanying notes to the consolidated financial statements.

Index

VOLCAN HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Statements Of Stockholders’ Deficit

					Deficit
					Accumulated
					During the	Accumulated/Other
	Common		Additional	Deferred	Exploration	Comprehensive
	Shares	Amount	Paid-in Capital	Compensation	Stage	Income (Loss)	Total
Balance, June 11, 2008 (inception)	5,620,000	$5,620	$19,380	$-	$-	$-	$25,000

Effect of 1 for 6.1728395 forward stock split	29,071,358	29,071	(29,071)				-

Issuance of common stock in connection with
reverse acquisition	90,000,000	90,000	(114,904)				(24,904)

Cancellation of common stock in connection
with reverse acquisition	(24,691,358)	(24,691)	24,691				-

Comprehensive loss:
Net loss					(1,252,578)		(1,252,578)
Foreign currency translation loss						(15,911)	(15,911)
Total comprehensive loss							(1,268,489)

Balance, June 30, 2008 as restated	100,000,000	$100,000	$(99,904)	$-	$(1,252,578)	$(15,911)	$(1,268,393)

Issuance of common stock for cash (net of
costs of $125,666)	3,745,765	3,746	1,145,038				1,148,784

Issuance of warrants in connection with
common stock			36,569				36,569

Options issued for services			420,000				420,000

Common stock issued for future services	250,000	250	87,250	(87,500)			-

Comprehensive loss:
Net loss					(1,529,494)		(1,529,494)
Foreign currency translation loss						128,074	128,074
Total comprehensive loss							(1,401,420)

Balance, June 30, 2009 as restated	103,995,765	$103,996	$1,588,953	$(87,500)	$(2,782,072)	$112,163	$(1,064,460)
Issuance of common stock for services	2,600,000	2,600	1,011,400				1,014,000

Issuance of warrants for professional services			1,237,400				1,237,400

Amortization of deferred compensation			-	87,500			87,500

Comprehensive loss:
Net (loss)					(3,051,385)		(3,051,385)
Foreign currency translation gain (loss)						(118,122)	(118,122)
Total comprehensive loss							(3,169,507)

Balance, June 30, 2010	106,595,765	$106,596	$3,837,753	$-	$(5,833,457)	$(5,959)	$(1,895,067)

See accompanying notes to the consolidated financial statements.

Index

VOLCAN HOLDINGS, INC.
(AN EXPLORATION Stage Company)
Consolidated Statements Of Cash Flows

			For The	For The
		For The	Period From	Period From
	For The	Fiscal Year	June 11, 2008	June 11, 2008
	Fiscal Year	Ended	(Inception through)	(Inception)
	Ended	June 30,	June 30,	Through
	June 30,	2009	2008	June 30,
	2010	(As restated)	(As restated)	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(3,051,385)	$(1,529,494)	$(1,252,578)	$(5,833,457)
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities:
Stock compensation	2,251,400	420,000	-	2,671,400
Amortization of deferred compensation	87,500			87,500
Changes in operating assets and liabilities:
Other receivables	(217,083)	(214,542)	-	(431,625)
Deposits	(7,267)	(112,672)	-	(119,939)
Accounts payable and accrued expenses	149,861	114,854	-	264,715
Net Cash Provided By (Used In) Operating Activities	(786,974)	(1,321,854)	(1,252,578)	(3,361,406)

CASH FLOWS FROM INVESTING ACTIVITIES:
Other	(4,318)	(530)	-	(4,848)
Net cash Used in Investing Activities	(4,318)	(530)	-	(4,848)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock, net of offering costs	-	1,185,357	92	1,185,449
Loan from stockholder and related parties payables	909,599	12,760	1,268,489	2,190,848
Net Cash Provided By Financing Activities	909,599	1,198,117	1,268,581	3,376,297

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(118,122)	128,074	(15,911)	(5,959)

NET INCREASE / (DECREASE) IN CASH	185	3,807	92	4,084

CASH AT BEGINNING OF PERIOD	3,899	92	-	-
CASH AT END OF PERIOD	$4,084	$3,899	$92	$4,084

See accompanying notes to the consolidated financial statements.

Index

VOLCAN HOLDINGS, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE – 1 ORGANIZATION AND OPERATIONS

Volcan Holdings, Inc. (formerly Dunn Mining, Inc.) (the “Company”) was incorporated on April 4, 2006 in the State of Nevada, for the purpose of acquiring and exploring mineral properties for economically recoverable reserves.  On September 11, 2008, Dunn Mining was merged with and into Volcan Holdings, Inc., a Delaware corporation (the “Company”), for the purpose of changing its state of incorporation to Delaware from Nevada, changing its name and effectuating a 1-for-6.1728395 forward stock-split, all pursuant to a Certificate of Ownership and Merger and Articles of Merger, each dated September 11, 2008 and approved by stockholders on September 11, 2008.

On September 12, 2008, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) by and among the Company, Volcan Australia Corporation Pty Ltd, an Australian proprietary company (“VAC”), and L’Hayyim Pty Ltd as trustee for The L’Hayyim Trust, the holder of all of the outstanding capital stock of VAC (the “VAC Shareholder”). Upon closing of the transaction contemplated under the Exchange Agreement (the “Share Exchange”), on September 12, 2008, the VAC Shareholder transferred all of the issued and outstanding capital stock of VAC to the Company in exchange for 90,000,000 newly issued shares of common stock of the Company and a right to receive $1,500,000 in cash at the end of any fiscal quarter in which the Company has cash on hand of at least $5,000,000. Such Share Exchange caused VAC to become a wholly owned subsidiary of the Company.

Following the Share Exchange, under the terms of an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, the Company transferred all of its pre-Share Exchange assets and liabilities to its wholly owned subsidiary, Dunn Mining Holdings, Inc., a Delaware corporation (“SplitCo”). Thereafter, pursuant to a stock purchase agreement, the Company transferred all of the outstanding capital stock of SplitCo to its former president in exchange for cancellation of an aggregate of 24,691,358 shares of the Company’s common stock held by such person (the “Split-Off”).

As a result of the ownership interest of the former shareholder of VAC, for financial statement reporting purposes, the merger between the Company and VAC has been treated as a reverse acquisition with VAC deemed the accounting acquirer and the Company deemed the accounting acquiree under the purchase method of accounting in accordance with Financial Accounting Standards Board ASC 805 – Business Combinations (“ASC 805”).  The reverse merger is deemed a capital transaction and the net assets of VAC (the accounting acquirer) are carried forward to the Company (the legal acquirer and the reporting entity) at their carrying value before the combination.  The acquisition process utilizes the capital structure of the Company and the assets and liabilities of VAC which are recorded at historical cost.  The equity of the Company is the historical equity of VAC retroactively restated to reflect the number of shares issued by the Company in the transaction.

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

Index

In an effort to further its research into the potential commercialization of the Company’s assets, the Company entered into a joint venture agreement in the beginning of fiscal 2010 with Martin Place Securities Pty Ltd (“MPS”), a Sydney Australian based investment banking and brokerage firm specializing and focused in the resource industry.  The joint venture, initially owned 50% by the Company and 50% by MPS, resulted in the creation of Plateau Bauxite Limited (“PBL”), a New South Wales company. PBL was granted the right to purchase an option interest in certain tenement holdings held by the Company. The option entitles PBL to earn progressive minority interests in the Company’s tenements for payments totaling approximately Australian Dollars (“AUD”) AUD$35M. The option payment was for AUD$500,000 of which AUD$250,000 would be used for payments to the government for securing exploration rights and AUD$250,000 for further working capital. PBL made that payment in November of 2009 and received the option.

The option provides for the conditions by which PBL could acquire an equity interest in 29 tenements currently held by the Company. For 28 of those 29 tenements covered in the option, PBL must invest a minimum of  AUD$500,000 per tenement or a total of AUD$14 million to further exploration and development efforts by October 30, 2011. PBL will receive a 10% equity interest in each tenement once they provide the required capital within the specified time period.  Should PBL complete the AUD$14 million investment in the required time period they will be granted an additional 10% interest in the 28 tenements bringing their total ownership to 20% provided that they purchase 50,000 shares of the Company’s common stock at AUD$10 per share on or before October 30, 2011 per tenement for a total of AUD$14M for 1.4M shares in the Company.  PBL has currently raised over AUD$1.5M and the Company retains an approximate 35% shareholding in PBL.

On June 25, 2010, VAC and the title holder of all of the Company’s 28 bauxite tenements in Eastern Australia, entered into a letter agreement (the “Agreement”) with Australian Gold Investments Limited (“AGI”), a Sydney, Australia based minerals exploration company. Pursuant to the Agreement, AGI purchased an 80% interest in five exploration licenses (the “Tenements”) from VAC in consideration for:

(i)	the issuance by AGI to the Company of 65 million fully paid ordinary shares;

(ii)	the issuance by AGI to the Company of five year options to acquire 65 million of AGI’s fully paid ordinary shares at an exercise price of $0.05 per share;

(iii)	the assignment by AGI to the Company of a $1.00 per ton royalty (the "Royalty") on production from the Tenements; and

(iv)	AGI agreeing to keep the Tenements in good standing.

The Royalty is payable either in U.S or Australian Dollars, depending on whichever currency is higher, and will increase on every July 1st in accordance with the Australian Consumer Price Index, commencing on July 1, 2011.

The above transaction was approved at an AGI shareholders meeting in December 2010,  therefore, the accompanying financial statements do not reflect any of these transactions.  See Note 14.

NOTE – 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that establishes the FASB Accounting Standards Codification (“ASC”) as the single source of authoritative U.S. GAAP to be applied by nongovernmental entities and modifies the U.S. GAAP hierarchy to only two levels: authoritative and non-authoritative. This guidance became effective for interim periods and fiscal years ending after September 15, 2009. The Company adopted the provisions of the guidance in the first quarter of fiscal 2010. The adoption did not have a material impact on the Company’s consolidated financial statements.

Basis of presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The consolidated financial statements include the accounts of Volcan Holdings, Inc. and its wholly-owned subsidiary Volcan Australia Corporation Pty Ltd.  Perm.

Index

Exploration stage company

The Company is an exploration stage company as defined by Topic 915-10-20 of the FASB Accounting Standards Codification (“ASC”). The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company’s exploration stage activities.

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

Mineral property and related mineral rights - bauxite claims

The Company follows Topic 930 and subtopic 720-15 of the ASC for its mineral property and related mineral rights - bauxite claims as well as “Securities Act Guide 7,” “Description of Property by Issuers Engaged or to be Engaged in Significant Mining Operations”.  Mineral property and related rights acquisition costs are expensed pending determination of whether the exploration processes have found proved reserves.  Exploration costs, including rights of access to lands for geophysical work and salaries, equipment, and supplies for geologists and geophysical crews are expensed as incurred. Once a mineral ore body is discovered in sufficient proved reserve quantity, as determined by the Australian Minister for Mineral Resources, as called for in the Australian Mining Act of 1992, and the Company is granted a mining permit, such cost may be capitalized.  Certain costs to remove overburden and prepare the production area for exploitation will be capitalized.  Capitalized costs will be amortized on a unit-of-production basis following the commencement of production.

When it is determined that a mining deposit can be economically and legally extracted or produced based on established proven and probable reserves, further exploration costs and development costs as well as interest costs relating to exploration and development projects that require greater than six months to be readied for their intended use incurred after such determination will be capitalized.  The establishment of proven and probable reserves is based on results of final feasibility studies which indicate whether a property is economically feasible.  Upon commencement of commercial production, capitalized costs will be transferred to the appropriate asset categories and amortized on a unit-of-production basis.  Capitalized costs, net of salvage values, relating to a deposit which is abandoned or considered uneconomic for the foreseeable future will be written off.  Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.  The sale of a partial interest in a proved property is accounted for as a cost recovery and no gain or loss is recognized as long as this treatment does not significantly affect the unit-of-production amortization rate.  A gain or loss will be recognized for all other sales of proved properties and will be classified in other operating revenues.  Maintenance and repairs are charged to expense, and renewals and betterments are capitalized to the appropriate property and equipment accounts.

The provision for depreciation, depletion and amortization (“DD&A”) of mineral properties will be calculated on a property-by-property basis using the unit-of-production method.  Taken into consideration in the calculation of DD&A are estimated future dismantlement, restoration and abandonment costs, which are net of estimated salvage values.

Index

Impairment of long-lived assets

The Company has adopted Topic 360-10-35-17 for its long-lived assets.  The Company’s long-lived assets, which include mineral property and related mineral rights, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

The Company determined that there were no impairments of long-lived assets since inception.

Fair value of financial instruments

The Company follows Topic 825-10-50-10 for disclosures about fair value of its financial instruments and Topic 820-10-35-37 to measure the fair value of its financial instruments. Topic 820-10-35-37 establishes a framework for measuring fair value in accounting principles in accordance with U.S. GAAP, and expands disclosures about fair value measurements.  To increase consistency and comparability in fair value measurements and related disclosures, Topic 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three levels of fair value hierarchy defined by Topic 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3	Pricing inputs that are generally unobservable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, other receivables, other assets, primarily deposits and accounts payable and accrued expenses, loans and payables from shareholder approximate their fair values because of the short maturity of these instruments. The Company’s other receivables and loans payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2010.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2010 or 2009, nor gains or losses reported in the consolidated statement of operations and comprehensive income that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the fiscal years ended June 30, 2010 or 2009.

Index

Revenue recognition

The Company applies Topic 605-10-S99-1for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

The Company will derive its revenue from sales contracts with customers with revenues being generated upon the shipment of mineral ores upon the Company commencing mining operations.  Persuasive evidence of an arrangement is demonstrated via invoice, product delivery is evidenced by warehouse shipping log as well as a signed bill of lading from the trucking company or third party carrier and title transfers upon shipment, based on free on board (“FOB”) warehouse; the sales price to the customer is fixed upon acceptance of the purchase order and there is no separate sales rebate, discount, or volume incentive.

Stock-based compensation for obtaining employee services and equity instruments issued to parties other than employees for acquiring goods or services

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of Topic 718-10-30 and accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of Topic 505-50-30. Pursuant to Topic 718-10-30-6, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

Income taxes

The Company accounts for income taxes under Topic 740-10-30.  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted Topic 740-10-25.  Topic 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Topic 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Topic 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Topic 740-10-25.

Index

Net loss per common share

Net loss per common share is computed pursuant to Topic 260-10-45.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were 20,000,000 options and 10,845,767 warrants outstanding as of June 30, 2010, which were excluded from the calculation because their effect would be anti-dilutive.

Recently issued accounting pronouncements

During the year ended June 30, 2010, there were several new accounting pronouncements issued by the FASB the most recent of which was Accounting Standards Update 2010-26, Financial Services—Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.  Each of these recently issued pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

NOTE – 3 GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during the exploration stage of $5,833,457 at June 30, 2010 and had a net loss of $3,051,385 and cash used in operations of $786,974 for the fiscal year ended June 30, 2010 with no revenues since inception.

While the Company is attempting to commence operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE – 4 RESTATEMENTS OF CONSOLIDATED FINANCIAL STATEMENTS

During the fourth quarter of 2010 and through October of 2010 a review and ultimate restatement of certain of the Company’s accounting records was completed, particularly records related to exploration stage and capitalization of certain costs, so that consolidated financial statements for all periods prior to and including June 30, 2009 have been restated. As a result of this review, various accounting corrections to the historical accounting records were recorded.

Capitalization

Historically, the Company has capitalized the costs related to the tenements and for exploration permits and license. After conducting a review of the tenements and whether  there is sufficient evidence of economical mineable reserves to allow for the classification to be development rather than exploration, the Company determined that all of the Company’s holdings were best classified as exploration, therefore all cost that had been previously capitalized have been  expensed in the restated consolidated financial statements.  The adjustments required to correct these errors have resulted in the increase of previously reported net loss and a decrease in previously reported exploration permits and license asset account balances.

The Company has restated its consolidated balance sheets at June 30, 2009 and June 30, 2008, and the consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for the years ended June, 30 2009 and June 30, 2008. The restatements are due to the Company reevaluating its stage classification under “Securities Act Guide 7,” “Description of Property by Issuers Engaged or to be Engaged in Significant Mining Operations” from Development Stage to Exploration Stage under Paragraph (4) retroactive to fiscal years prior to June 30, 2009.

Index

The cumulative adjustments to correct the errors in the consolidated financial statements for all periods prior to July 1, 2009 are recorded as adjustments to deficit accumulated during the exploration stage in the restated stockholders’ equity June 30, 2009 and June 30, 2008, in the consolidated statements of stockholders’ equity (deficit).  The cumulative effect of those adjustments increase previously reported deficit accumulated during the exploration stage and total stockholders’ equity by $1,037,669 at June 30, 2008.

The following tables present the summary impacts of the restatement adjustments, net of tax, on the Company’s previously reported consolidated deficit accumulated during the exploration stage at June 30, 2008 and consolidated net loss for the years ended June 30, 2009 and 2008:

Deficit accumulated during the exploration stage at June 30, 2008—As previously reported	$(214,909)
Capitalization of various cost during exploration phase	(1,037,669)
Deficit accumulated during the exploration stage at June 30, 2008—As restated	$(1,252,578)

	For the Years Ended
	June 30,
	2009	2008
Net loss—As previously reported	$(1,218,331)	$(214,909)
Exploration and geological	516,526	(1,037,669)
Other	(205,363)
Net loss—As restated	$(1,529,494)	$(1,252,578)

Index

The nature of the restatement adjustments, presentation corrections and the impact on the Company’s previously reported consolidated statement of operations and comprehensive income (loss) for the year ended June 30, 2009 are shown in the following table:

Year ended June 30, 2009		Restatement
	As Previously	Adjustments
	Reported	Capitalization	Other	As Restated
Operating costs and expenses:

Management services (including stock compensation of $420,000 for year ended June 30, 2009)	$741,877	$-	$(5,527)	$736,350
Exploration and geological	-	516,526	-	516,526
Professional fees	212,537	-	(1,192)	211,345
General and administrative	273,019	-	(277)	272,742
Total operating expenses	1,227,433	516,526	(6,996)	1,736,963
Operating loss	(1,227,433)	(516,526)	6,996	(1,736,963)
Other income (expenses):
Gain on foreign exchange transactions	3,544	-	(60)	3,484
Option Fee	-	-	-	-
Interest income	5,558	-	(95)	5,463
Total other income	9,102	-	(155)	8,947
Loss from operations before income tax benefit	(1,218,331)	(516,526)	6,841	(1,728,016)
Income tax benefit	-	-	(198,522)	(198,522)
Net loss	$(1,218,331)	$(516,526)	$205,363	$(1,529,494)

Other comprehensive gain (loss):
Foreign currency translation gain (loss)	$(20,688)	$-	$148,762	$128,074
Comprehensive loss	$(1,239,019)	$(516,526)	$354,125	$(1,401,420)

Net loss per common share	(0.01)			$(0.01)

Weighted average number of common shares outstanding	102,946,529			102,946,529

Index

The nature of the restatement adjustments, presentation corrections and the impact on the Company’s previously reported consolidated statement of operations and comprehensive income for the period from June 11, 2008 (Inception) through June 30, 2008 are shown in the following table.

Inception through June 30, 2008		Restatement
	As Previously	Adjustments
	Reported	Capitalization	As Restated
Operating costs and expenses:
Management services	$-	$-	$-
Exploration and geological	-	1,037,669	1,037,669
Professional fees	-	-	-
General and administrative	214,909	-	214,909
Total operating expenses	214,909	1,037,669	1,252,578
Operating loss	(214,909)	(1,037,669)	(1,252,578)
Other income (expenses):
Gain on foreign exchange transactions	-	-	-
Option Fee	-	-	-
Interest income	-	-	-
Total other income	-	-	-
Loss from operations before income tax benefit	(214,909)	(1,037,669)	(1,252,578)
Income tax benefit	-		-
Net loss	$(214,909)	$(1,037,669)	$(1,252,578)

Other comprehensive gain (loss):

Foreign currency translation gain (loss)	$(3,345)	$(12,566)	$(15,911)
Comprehensive loss	$(218,254)	$(1,050,235)	$(1,268,489)

Net loss per common share	$(0.01)		$(0.01)

Weighted average number of common shares outstanding	100,000,000		100,000,000

Index

The following table presents the impact of the restatement adjustments on the Company’s previously reported consolidated balance sheet at June 30, 2009. In addition to the statement of operations adjustments described above, certain balance sheet adjustments were also identified. The presentation corrections to the following consolidated balance sheet include the expensing of exploration cost previously capitalized, related party adjustments, and other (primarily foreign exchange rate adjustments due to previously reported used incorrect rate.). These balance sheet corrections are included in the adjustments columns below:

	June 30, 2009				June 30,
	As Previously	Restatement Adjustments			2009
	Reported	Capitalization	Related Party	Other	As restated

ASSETS

Current Assets:
Cash and cash equivalents	$92,062	-	-	(88,163)	$3,899
Other receivables	131,602	-		82,940	214,542
Total current assets	223,664	-	-	(5,223)	218,441

Exploration permits and licenses	1,473,189	(1,473,189)	-	-	-
Other assets, primarily deposits	115,080	-	-	(1,878)	113,202
TOTAL ASSETS	$1,811,933	(1,473,189)	-	(7,101)	$331,643

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$1,577,499	-	(1,194,991)	(267,654)	$114,854
Loan from stockholder and related parties payables (Note 7)	86,258	-	1,194,991	-	1,281,249
Total current liabilities	1,663,757	-	-	(267,654)	1,396,103
Commitments and contingencies (Note 11)
Stockholders' Equity (Deficit):
Preferred stock: $0.001 par value; 10,000,000 shares authorized;
none issued and outstanding	-	-	-	-	-
Common stock: $0.001 par value; 300,000,000 shares authorized;
issued and outstanding 103,996,000 shares	103,996	-	-	-	103,996
Additional paid-in capital	1,588,953	-	-	-	1,588,953
Deferred compensation	(87,500)	-	-	-	(87,500)
Deficit accumulated during the exploration stage	(1,433,240)	(1,473,189)	-	124,357	(2,782,072)
Accumulated other comprehensive loss:
Foreign currency translation loss	(24,033)	-	-	136,196	112,163
Total stockholder’s equity (deficit)	148,176	(1,473,189)	-	260,553	(1,064,460)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)	$1,811,933	(1,473,189)	-	(7,101)	$331,643

Index

The following table presents the impact of the restatement adjustments on the Company’s previously reported consolidated balance sheet at June 30, 2008. In addition to the statement of operations adjustments described above, certain balance sheet adjustments were also identified. The presentation corrections to the following consolidated balance sheet include the expensing of exploration cost previously capitalized. These balance sheet corrections are included in the adjustments columns below:

	June 30, 2008				June 30,
	As Previously	Restatement Adjustments			2008
	Reported	Capitalization	Related Party	Other	As restated

ASSETS

Current Assets:
Cash and cash equivalents	$96	-	-	(4)	$92
Other receivables	130,624	-	-	(130,624)	-
Total current assets	130,720	-	-	(130,628)	92

Exploration permits and licenses	1,101,027	(1,101,027)	-	-	-
Other assets, primarily deposits	-	-	-	-	-
TOTAL ASSETS	$1,231,747	(1,101,027)	-	(130,628)	$92

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$1,449,905	-	(1,449,905)	-	$-
Loan from stockholder and related parties payables (Note 7)	-	-	1,449,905	(181,416)	1,268,489
Total current liabilities	1,449,905	-	-	(181,416)	1,268,489
Commitments and contingencies (Note 11)
Stockholders' Equity (Deficit):
Preferred stock: $0.001 par value; 10,000,000 shares authorized;
none issued and outstanding	-	-	-	-	-
Common stock: $0.001 par value; 300,000,000 shares authorized;
issued and outstanding 100,000,000 share	100,000	-	-	-	100,000
Additional paid-in capital	(99,904)	-	-	(4)	(99,908)
Deferred compensation	-	-	-	-	-
Deficit accumulated during the exploration stage	(214,909)	(1,101,027)		63,358	(1,252,578)
Accumulated other comprehensive loss:
Foreign currency translation loss	(3,345)	-	-	(12,566)	(15,911)
Total stockholder’s equity (deficit)	(218,158)	(1,101,027)	-	50,788	(1,268,397)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,231,747	(1,101,027)	-	(130,628)	$92

Index

The following table presents the impact of the restatement adjustments and presentation corrections on the Company’s previously reported consolidated statement of cash flows for the year ended June 30, 2009:

					For The
	For The				Fiscal Year
	Fiscal Year				Ended
	Ended				June 30,
	June 30, 2009	Adjustments			2009
	As reported	Capitalization	Related Party	Other	As restated
CASH FLOWS FROM OPERATINGACTIVITIES:
Net loss	$(1,218,331)	$(311,163)	-	-	$(1,529,494)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:		-	-	-	-
Stock compensation	420,000	-	-	-	420,000
Changes in operating assets and liabilities:		-	-	-	-
Other receivables	(24,229)	-	-	(190,313)	(214,542)
Deposits	(115,080)	-	-	2,408	(112,672)
Accounts payable and accrued expenses	385,677	-	(270,823)	-	114,854
Net Cash Provided By (Used In) Operating Activities	(551,963)	(311,163)	(270,823)	(187,905)	(1,321,854)

CASH FLOWS FROM INVESTINGACTIVITIES:
Exploration and prospecting	(568,145)	568,145	-	-	-
Other	-	-	-	(530)	(530)
Net cash Used in Investing Activities	(568,145)	568,145	-	(530)	(530)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock, net of offering costs	1,185,353	-	-	4	1,185,357
Loan from stockholder and related parties payables	86,258	-	(73,498)	-	12,760
Net Cash Provided By Financing Activities	1,271,611	-	(73,498)	4	1,198,117

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(59,537)	-	-	187,611	128,074

NET INCREASE / (DECREASE) IN CASH	91,966	256,982	(344,321)	(820)	3,807

CASH AT BEGINNING OF PERIOD	96				92
CASH AT END OF PERIOD	$92,062				$3,899

Index

The following table presents the impact of the restatement adjustments and presentation corrections on the Company’s previously reported consolidated statement of cash flows for the year ended June 30, 2008 (in thousands):

	For The				For The
	Period from				Period from
	June 11, 2008				June 11, 2008
	(Inception) through				(Inception) through
	June 30, 2008	Adjustments			June 30, 2008
	As reported	Capitalization	Related Party	Other	As restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(214,909)	$(1,037,669)	-	-	$(1,252,578)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:		-	-	-	-
Stock compensation	-	-	-	-	-
Changes in operating assets and liabilities:		-	-	-	-
Other receivables	(130,624)	130,624	-	-	-
Deposits	-	-	-	-	-
Accounts payable and accrued expenses	348,974	(348,974)	-	-	-
Net Cash Provided By (Used In) Operating Activities	3,441	(1,256,019)	-	-	(1,252,578)

CASH FLOWS FROM INVESTINGACTIVITIES:
Exploration and prospecting	-	-	-	-	-
Other	-	-	-	-	-
Net cash Used in Investing Activities	-	-	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock, net of offering costs	-	-	-	92	92
Loan from stockholder and related parties payables	-	-	1,268,489	-	1,268,489
Net Cash Provided By Financing Activities	-	-	1,268,489	92	1,268,581

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(3,345)			(12,566)	(15,911)

NET INCREASE / (DECREASE) IN CASH	96	(1,256,019)	1,268,489	(12,474)	92

CASH AT BEGINNINGOF PERIOD	-				-
CASH AT END OF PERIOD	$96				$92

NOTE – 5 OTHER RECEIVABLES

Other receivables of $431,625 at June 30, 2010 are primarily Australia income tax receivables of $424,403 due from a research and development refund from the Australian Taxation Office which the 2009 amount of $231,749 was received August 18, 2010.

NOTE – 6 OTHER ASSETS, PRIMARILY DEPOSITS

Other assets, primarily deposits of $124,787 at June 30, 2010 are term deposits required for bank guarantees needed for security deposits on granted tenements.

NOTE – 7 LOAN FROM STOCKHOLDER AND RELATED PARTIES PAYABLES

Loan from stockholder and related parties of $2,190,848 are payable on demand and bear no interest.  Part of this balance is offset by $217,080 which represents a GST refund from the Australian Taxation Office which will only be paid if and when the payables are paid.  The table below sets out the amount owed to each party:

Index

	June 30,	June 30,
	2010	2009
P Feldman	$126,161	$-
P Stephenson	8,263	7,763
Plateau Bauxite	47,119	-
L'Hayyim Trust	-	84,453
Australian Gemstone Mining Services Pty Ltd	2,009,305	1,189,033
Loan from stockholder and related parties	$2,190,848	$1,281,249

NOTE – 8 STOCKHOLDERS’ EQUITY

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

On June 24, 2009, the Company issued 250,000 shares of its common stock under a Finders Agreement signed on such date. The common stock was valued at its fair market value on the date of issuance of $87,500. The amount was shown as deferred compensation at June 30, 2009 with the services to be performed over a three month period commencing July 2009.  As of June 30, 2010 all services had been performed and the $87,500 had been expensed as fully amortized.

On April 27, 2010, the Company issued 2,600,000 shares of its common stock, par value $0.001 per share, to EPFC Trust Company pursuant to and as remuneration for the completion of a mining and engineering study performed by Triad Engineering arranged by the Qantum Mines and Minerals Fund.  Shares were valued at fair value of $0.39 per share.

Index

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

On September 12, 2008, Holdings granted to Australian Gemstone Mining Services Pty Ltd, its management services company (“AGM”), immediately vesting five-year options to purchase an aggregate of 20,000,000 shares of Holdings’ common stock, at an exercise price of $1.00 per share, under such plan. In addition, Holdings has agreed to grant to L’Hayyim Pty Ltd warrants (the “Management Incentive Warrants”) to purchase up to an aggregate of 100,000,000 shares of Holdings’ common stock upon achieving certain major milestones. The Management Incentive Warrants shall vest, with respect to 20% of the shares, upon independent verification of inferred resources of at least 100 million, 200 million, 300 million, 400 million and 500 million tons of bauxite at VAC’s tenement in accordance with standards prescribed in Australia by the Joint Ore Reserves Committee (“JORC”). To the extent vested, the Management Incentive Warrants will be exercisable for five years after the applicable vesting date at an exercise price of $1.00 per share.

The fair value of the options issued to AGM, valued using the Black-Scholes valuation model, on the date of issuance, was $420,000.

The table below summarizes the Company’s stock option activity for the year ended June 30, 2010:

				Fair Value	Aggregate
	Number of	Exercise Price Range Weighted Average		at Date of	Intrinsic
	Option Shares	Per Share	Exercise Price	Grant	Value

Balance, June 30, 2008	-	$-	$-	$-	$-
Granted	20,000,000	1	1	420,000	-
Cancelled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, June 30, 2009	20,000,000	$1	$1	$420,000	$-
Granted	-	-	-	-	-
Cancelled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, June 30, 2010	20,000,000	$1	$1	$420,000	$-
Vested and exercisable, June 30, 2010	20,000,000	$1	$1	$420,000	$-

Index

The following table summarizes information concerning outstanding and exercisable stock options as of June 30, 2010:

	Options Outstanding			Options Exercisable
		Average			Average
		Remaining	Weighted		Remaining	Weighted
		Contractual	Average		Contractual	Average
Range of Exercise	Number	Life (in	Exercise	Number	Life (in	Exercise
Prices	Outstanding	years)	Price	Exercisable	years)	Price
$1.00	20,000,000	3.67	$1	20,000,000	3.67	$1

Warrants

In connection with the private placements on September 12, 2008 and March 3, 2009, the Company issued warrants for 3,745,767 shares, all of which have been earned upon issuance.  On April 22, 2010, the Company issued warrants to purchase up to 2,000,000 shares of its common stock at an exercise price of $1.00 per share, pursuant to and as remuneration for Paul Stephenson services as director.  On January 22, 2010, the Company issued warrants to purchase up to 1,500,000 shares of its common stock at an exercise price of $1.00 per share, pursuant to and as remuneration for the completion of a mining and engineering study performed by SeaHawk Capital Group, Inc. and Simon Jacobs.  On April 22, 2010, the Company issued warrants to purchase up to 800,000 shares of its common stock at an exercise price of $1.00 per share to GDR Privee Inc.; warrants to purchase up to 100,000 shares of its common stock at an exercise price of $1.00 per share to Suzan Mazur; and warrants to purchase up to 100,000 shares of its common stock at an exercise price of $1.00 per share to Leonard Barenbaum, for the introduction of the Company to Qantum Mines and Minerals Fund.   On April 27, 2010, the Company issued 2,600,000 shares of its common stock, par value $0.001 per share, to EPFC Trust Company, and on May 13, 2010, the Company issued warrants to purchase up to 2,600,000 shares of its common stock at an exercise price of $1.000 per share, pursuant to and as remuneration for the completion of a mining and engineering study performed by Triad Engineering arranged by the Qantum Mines and Minerals Fund.

The fair value of these warrants granted, estimated on the date of grant, was $1,237,400, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected option life (year)	5.00
Expected volatility	100.00%
Risk-free interest rate	2.08%
Dividend yield	0.00%

Index

The table below summarizes the Company’s warrants activity for the year ended June 30, 2010:

				Fair Value at	Aggregate
	Number of	Exercise Price Range	Weighted Average	Date of	Intrinsic
	Warrant Shares	Per Share	Exercise Price	Issuance	Value

Balance, December 31, 2007	-	$-	$-	$-	$-
Granted	3,745,767	1	1	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, June 30, 2008	3,745,767	$1	$1	-	$-
Granted	-	1	1	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, June 30, 2009	3,745,767	$1	$1	-	$-
Granted	7,100,000	1	1	1,237,400	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Earned and exercisable, June 30, 2010	10,845,767	$1	$1	$1,237,400	$-
Unvested, June 30, 2010	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of June 30, 2010:

	Warrants Outstanding			Warrants Exercisable
Average
		Remaining	Weighted		Average	Weighted
		Contractual	Average		Remaining	Average
Range of Exercise	Number	Life (in	Exercise	Number	Contractual	Exercise
Prices	Outstanding	years)	Price	Exercisable	Life (in years)	Price
$1.00	10,845,767	4.20	$1	10,845,767	4.20	$1

Index

NOTE – 9 INCOME TAXES

Volcan Holdings is a non-operating holding company.  VAC, the Company’s Australian subsidiary, is subject to Australian income taxes.  The income tax benefit of $202,854 for year ended June 30, 2010 and $198,522 for year ended June 30, 2009 are the result of a research and development tax credit VAC earned and is due from the Australian taxing authorities.

United States Income Tax

Volcan Holdings, Inc. is incorporated in the State of Delaware and is subject to United States of America tax law.  Volcan Holdings, Inc. did not have any taxable income for the year ended June 30, 2010, 2009 and 2008 and no provision for income taxes has been made in the United States.

The Company uses the accrual method of accounting for tax and financial reporting purposes.

Some items deductable for GAAP purposes are not allowed by the tax law in the United States and Australia.  These differences create both permanent and temporary differences in book and tax income / loss.  Due to the uncertainty of the Company’s ability to generate future income; no deferred tax asset has been recorded.  The sources of these differences and the tax effects of each are as follows:

	June 30,	2009	2008
	2010	(As restated)	(As restated)
Net loss per books	$3,081,385	$1,529,494	$1,252,578
Timing differences
Accruals	26,421	(14,212)	-
Exploration costs & other	-	-	(1,062,285)
Stock compensation	(1,237,400)	-	-
Permanent difference
Stock compensation to foreign entity	(87,500)	(420,000)	-
R&D costs	(1,601,056)	(529,420)	-
R&D credit	202,855	198,514	-
Other	(22,882)	(8,389)	-
Net loss per tax return	$331,823	$755,987	$190,293

At June 30, 2010, the Company has net operating loss carry forwards of approximately $1,200,000 for tax reporting purposes.  Unused net operating loss carry forwards may provide future tax benefits although there can be no assurance that these net operating losses can be realized in the future.  These losses may be used to offset taxable income, subject to the provisions of the country’s tax law they apply to.  The Australian loss carry forwards will expire in the years 2029 through 2030.

NOTE – 10 RELATED PARTIES

The Company is a related party to Australian Gemstone Mining Services Pty Ltd (“AGM”), an entity owned and controlled by a member of the Board, Pnina Feldman. During the fiscal year ended June 30, 2010, the Company paid $906,209 to AGM which was AGM’s cost basis, arising out of the purchase of exploration and prospecting information and administration services. The remaining related party payable will be repaid when more funds are raised, and/or when liquidity allows.

Index

NOTE – 11 COMMITMENTS AND CONTINGENCIES

The Company has an obligation to pay the vendors of Volcan Australia Pty Ltd an amount of $1,500,000 as additional consideration in relation to the acquisition of that entity as reflected in Note 7 – Loan from Stockholder and Related Parties.

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

The Management Services Agreement was entered into as of July 1, 2008, pursuant to which five individuals (each a key person) provide executive and corporate services, including geological and technical expertise, to the Company.

During the term of the Management Services Agreement the Company will pay a retainer of $175,000 per annum with respect to each key person, being the two chief geoscientists and the two executive directors for an aggregate amount of $700,000 per annum. However, the directors of Australian Gemstone Mining Services Pty Ltd have agreed not to take any payment for the two executive directors until further funds are raised and an independently verified resource statement has been completed.

The Company is not required to pay any additional fees, including director’s fees, to Australian Gemstone Mining Services Pty Ltd or the key persons personally with respect to the services to be provided by the key persons.

The Agreement also requires that Australian Gemstone Mining Services Pty Ltd provides the Company with suitable fully serviced   offices. The Company has obtained rights to shared office space for an amount of $14,500 per month. The directors have agreed to accept only 50% of this amount per month until further funds are raised.

Australian Gemstone Mining Services Pty Ltd may also provide additional administrative services to the Company, such as secretarial, accounting and office management services. These services will be provided on reasonable arm’s-length terms as approved by the Company’s independent directors.

During the year the following amounts have been paid, or are  payable to, Australian Gemstone Mining Services Pty Ltd in accordance with the Agreement:

Paid at June 30, 2010	$906,209
Payable during the next 12 months from the balance date for:
Geological and technical services	$350,000
Executive officers services	$350,000
General and administrative expenses	$90,000

Finders Agreement

On June 24, 2009, the Company entered into a Finders Agreement with GDR Privee, Inc. (GDR). GDR shall provide the Company with the names and contact information for investors that it believes may be interested in purchasing the securities of the Company.

In addition to the issuance of 250,000 shares of Company common stock, the Company shall, upon the closing of each sale of securities to a designated investor (a “Closing”), pay to GDR in immediately available funds a cash fee equal to (i) five percent (5%) of the gross proceeds from the sale of equity securities to a designated investor and (ii) one and one-half percent (1.5%) of the gross proceeds from any sale of debt securities to a designated investor; provided, however, that, at the option of GDR, the Company shall pay GDR the foregoing compensation by issuing GDR shares of common stock (in lieu of cash), with each share of common stock being valued at the price per share of any common stock sold to designated investors at such Closing.

Index

NOTE - 13 FOREIGN OPERATIONS

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

NOTE - 14 SUBSEQUENT EVENTS

During November 2010 the Company entered into a number of agreements and transactions which saw the Company transfer 80% interests in all their Queensland tenements, (not including the Company’s original projects consisting of the Inverell and Monaro tenements located in the state of NSW) known as the South Queensland Projects and South Johnstone Projects, to two newly formed wholly owned subsidiaries, Volcan Queensland Bauxite Pty Ltd  and Volcan South Queensland Bauxite Pty Ltd. The Company subsequently entered into an agreement with AGI to sell these subsidiaries to AGI for consideration of  105 million AGI shares and 65 million options to purchase additional AGI shares at AUD $0.05, together with a $1 per ton royalty on future production.  This causes the Company’s total holding in AGI to become 105 million shares  and 65 million AUD $0.05 options.  The Company has also agreed to purchase the remaining sapphire assets of AGI for an additional AUD $1.2 million (payable over a twenty-four (24) month period). The agreements were approved by the AGI shareholders at the December 14, 2010 shareholder meetings.

During December 2010 the Company entered into a number of agreements and transactions which saw the Company transfer its remaining 20% interests in the South Johnstone Projects to a newly formed subsidiary called South Johnstone Bauxite Pty Ltd, and its remaining 20% interest in the South Queensland Projects, and a 50% interest in the Inverell and Monaro NSW tenements, to a newly formed wholly owned subsidiary, Volcan Plateau Bauxite Pty Ltd. The Company subsequently entered into an agreement with PBL to sell its interest in these two subsidiaries to PBL.  The consideration is 9.5 million PBL shares together with a $1 per ton royalty on future production.  This will cause the Company’s holding in PBL to increase to 14.5 million shares.

The Company will retain a 50% direct interest in its original prime projects in NSW. The Company and PBL will form a JV to develop the Inverell East Tenement with an initial funding of AUD$1,000,000, which PBL will provide.  The Company will be obligated for AUD$500,000 of the initial funding, but will carry as debt, to be repaid only by way of a set-off against the Company’s future participating share in the production.

PBL has agreed to sell South Johnstone Bauxite Pty Ltd to AGI for 15 million AGI shares, which will result in AGI owning 100% of the South Johnstone Projects, and 80% of the South Queensland Projects, with the remaining 20% of the South Queensland Projects to be owned by PBL. The Company retains a 50% interest in the NSW Projects, with the remaining 50% owned by PBL.

The Company has evaluated all other events that occurred after the balance sheet date through December 21, 2010, the date these financial statements were issued. The management of the Company is not aware of any other subsequent events to be disclosed.